Form 10-Q
period 1996-12-31
FIRSTFED AMERICA BANCORP INC
filed 1997-02-14
CIK 1023640

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                         Commission File Number 1-12305


                         FIRSTFED AMERICA BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              04-3331237
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

ONE NORTH MAIN STREET, FALL RIVER, MASSACHUSETTS                           02720
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (508) 679-8181
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes  X      No
                                                               ----        ----
                                                           Yes  X      No
                                                               ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,712,630 shares were outstanding as of February 13, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

         FIRSTFED AMERICA BANCORP, INC. (the "Company") is a newly formed savings and loan holding company, formed for the purpose of acquiring all of the common stock of First Federal Savings Bank of America (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. The conversion of the Bank, acquisition of the Bank by the Company and issuance of 8,712,630 shares of the Company's common stock, including shares sold in the conversion and shares contributed to the FIRSTFED AMERICA CHARITABLE FOUNDATION, were consummated on January 15, 1997. Accordingly, as of December 31, 1996, FIRSTFED AMERICAN BANCORP, INC. was a noncapitalized shell corporation with no business activities or operations and no assets. In connection with the conversion of the Bank and issuance of common stock by the Company, the Company raised $77,645,972 of net proceeds of which $43,408,898 was utilized by the Company to acquire all of the outstanding stock of the Bank.

         For a further discussion of FIRSTFED AMERICA BANCORP, INC.'s formation and intended operations see the Company's Form S-1 Registration Statement, as amended, initially filed on September 27, 1996 and declared effective on November 12, 1996. The description of FIRSTFED AMERICA BANCORP, INC. in these filings is herein incorporated by reference.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

                  See Item 1.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  None.

Item 2.  Changes in Securities.
         ---------------------

                  None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  None.

Item 5.  Other Information.
         -----------------

                  None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
        -------------------------------------------------------------
                  None.


                                                              FIRSTFED AMERICA BANCORP, INC.
                                                                  STATEMENTS OF CONDITION

                                                                                      December 31,                  March 31,
                                                                                          1996                        1996
                                                                                    -------------------         ----------------
Assets................................................                                   $ --                       NA
Expenses..............................................                                   $ --                       NA
See accompanying notes to financial statements



                                                               STATEMENTS OF OPERATIONS


                                                                                         Three Months and Nine Months
                                                                                              Ended December 31,
                                                                                    --------------------------------------------
                                                                                         1996                       1996
                                                                                    ----------------------     -----------------
Income................................................                                   $ --                       NA
Expenses..............................................                                   $ --                       NA
         Net income...................................                                   $ --                       NA
See accompanying notes to financial statements


                                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       Nine Months Ended December 31, 1996
                                                                                    --------------------------------------------
                                                                                                  Additional
                                                                                      Common       Paid-in    Retained
                                                                                       Stock       Capital    Earnings   Total
                                                                                    ----------    ----------  ---------- -------
Balance March 31, 1996...............                                                   $ --         $ --       $ --      $ --
Balance December 31, 1996............                                                   $ --         $ --       $ --      $ --

See accompanying notes to financial statements.



                                                           STATEMENTS OF CHANGE IN CASH FLOW

                                                                                           Nine Months Ended December 31,
                                                                                   -------------------------------------------
                                                                                           1996                      1995
                                                                                   -------------               ---------------
Funds provided................................................                          $ --                         NA
Funds used....................................................                          $ --                         NA


See accompanying notes to financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       General
         -------

         FIRSTFED AMERICA BANCORP, INC. is a newly formed savings and loan holding company formed for the purpose of acquiring all of the common stock of First Federal Savings Bank of America, Fall River, Massachusetts, concurrent with the Bank's conversion from mutual to stock form of organization. At December 31, 1996, FIRSTFED AMERICA BANCORP, INC. was a shell corporation with no business activities or operations and no assets.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          FIRSTFED AMERICA BANCORP, INC.


Dated:   February 13, 1996                By:  /s/ Robert F. Stoico
      ----------------------                  ----------------------------------
                                              Robert F. Stoico
                                              Chairman of the Board, Chief
                                              Executive Officer and President

Dated:   February 13, 1996                By: /s/ Terrence M. Tyrell
      ----------------------                  ----------------------------------
                                              Terrence M. Tyrell
                                              Chief Financial Officer
                                              and Treasurer