Form 10-K405
period 1997-03-31
FIRSTFED AMERICA BANCORP INC
filed 1997-06-30
CIK 1023640

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended MARCH 31, 1997

                         Commission File No.: 1-12305

                        FIRSTFED AMERICA BANCORP, INC.
            (exact name of registrant as specified in its charter)

           DELAWARE                                             04-3331237
  (State or other jurisdiction                     (IRS Employer Identification)
of incorporation or organization)

            ONE NORTH MAIN STREET, FALL RIVER,MASSACHUSETTS  02720
                      (Address of principal executive offices)

       Registrant's telephone number, including area code: (508) 679-8181
           Securities registered pursuant to Section 12(b) of the Act:

                    COMMON STOCK PAR VALUE $0.01 PER SHARE
                               (Title of class)

        Securities registered pursuant to Section 12(g) of the Act:  NONE

                          THE AMERICAN STOCK EXCHANGE
                    (Name of exchange on which registered)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X       No        .
           ------       ________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X  .
                             -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $126.4 million and is based upon the last sales price as listed on The American Stock Exchange for June 11, 1997.

     The number of shares of Common Stock outstanding as of June 11, 1997 is 8,707,152.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                        INDEX
                                                                                                       PAGE
PART I ................................................................................................  1
     Item 1.  Business ................................................................................  1
     Additional Item. Executive Officers of the Registrant ............................................ 41
     Item 2.  Properties .............................................................................. 42
     Item 3.  Legal Proceedings ....................................................................... 43
     Item 4.  Submission of Matters to a Vote of Security Holders ..................................... 44

PART II ............................................................................................... 44
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................... 44
     Item 6.  Selected Financial Data ................................................................. 44
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ............................................................. 44
     Item 8.  Financial Statements and Supplementary Data ............................................. 44
     Item 9.  Change In and Disagreements with Accountants on Accounting and
                    Financial Disclosure .............................................................. 44

PART III .............................................................................................. 45
     Item 10.  Directors and Executive Officers of the Registrant ..................................... 45
     Item 11.  Executive Compensation ................................................................. 45
     Item 12.  Security Ownership of Certain Beneficial Owners and Management ......................... 45
     Item 13.  Certain Relationships and Related Transactions ......................................... 45

PART IV ............................................................................................... 46
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................... 46

SIGNATURES ............................................................................................ 49

                                    PART I

ITEM 1.  BUSINESS.
------------------


GENERAL


     FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on January 15, 1997. At March 31, 1997, the Company had consolidated total assets of $979.7 million and total stockholders' equity of $122.2 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

     The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally-chartered savings and loan association in 1959. In 1983, the Bank became a federally-chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage banking activities to its operations. The Bank conducts business from its administrative/branch and operations offices located in Fall River, Massachusetts and its 12 other branch offices located in the municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset and Taunton, Massachusetts and Pawtucket, East Providence and Warwick, Rhode Island, and the Bank's five loan origination centers located in Yarmouth, Auburn, Agawam and Burlington, Massachusetts and East Greenwich, Rhode Island.

     The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans. Through its 13 branch offices and five loan origination offices, the Bank originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to all loans sold. To a lesser extent, the Bank invests in multi-family, commercial real estate, construction and land, commercial and consumer loans. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and loan servicing income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") advances and proceeds from the sale of loans. The Company's Board of Directors has also authorized management to establish a trust services department to provide future trust services to customers. The establishment of additional branch offices and trust services by the Company would result in additional capital expenditures and other costs associated with the establishment of such branch offices and services which the Company has not yet currently estimated.

     The Company's and Bank's executive offices are located at One North Main Street, Fall River, Massachusetts 02720. The telephone number is (508) 679-8181.

     Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by reference from Item 7 herein.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's deposit gathering is concentrated in the communities surrounding its 13 full service branch offices located in the Southeastern Massachusetts municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset and Taunton and the Rhode Island municipalities of Pawtucket, East Providence and Warwick. The Bank also maintains loan origination centers in the municipalities of Yarmouth, Auburn, Agawam and Burlington, Massachusetts and East Greenwich, Rhode Island. The Bank primarily invests in loans secured by first or second mortgages on properties located in Southeastern Massachusetts and Rhode Island and, to a lesser extent, other areas of Massachusetts and Connecticut.

     The Bank's main office is located in Fall River, Massachusetts. Fall River is located in the Southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Bank's 13 branch offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River and New Bedford, Massachusetts and Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

     Southeastern New England has generally lagged behind the rest of the nation in coming out of the recession of the early 1990s and unemployment rates in Fall River and New Bedford are currently higher than the national average. Small businesses, service firms and tourism form the backbone of the region's economy. Cuts to the defense industry, changes in the costume jewelry industry and uncertainty in the technology industry have resulted in decreased employment opportunities in the region. However, many manufacturers, such as The Acushnet Company, Textron, American Power Conversion, Globe Manufacturing, Electric Boat and Hasbro are still located in the region.

     With the economic downturn experienced during the late 1980s and early 1990s, the market value of many one- to four-family residences declined throughout the region. Loan demand diminished and competition for such loans increased. During and subsequent to the recession of the late 1980s and early 1990s, a number of bank closings and mergers also occurred. These events also served to raise regional unemployment, principally in Fall River and New Bedford, Massachusetts. Nonetheless, the region's economy has stabilized and a number of recent initiatives to improve the region's economy have been introduced, including proposed improvements to the rail transportation system.

     The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions, particularly in Fall River and New Bedford. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. In the areas of Fall River and Rhode Island, the Bank has experienced significant competition from credit unions which have a competitive advantage as they do not pay state or federal income taxes.

Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

     From the mid-1980s through the early 1990s, the Bank's operating strategy was to control growth while building its loan servicing portfolio and the resultant fee income. As part of this strategy, the Bank increased market share through its mortgage banking activities. Interest rate risk was managed by generally retaining all adjustable rate one- to four-family loans and selling all longer term fixed-rate one- to four-family loans in the secondary market on a servicing retained basis. Beginning in 1993, the Bank began to focus more heavily on building its loan and deposit franchise and increasing its level of interest-earning assets and retail deposits. At that time, the Bank began to expand its franchise in its existing market area and other areas in Southeastern Massachusetts and Rhode Island through the establishment of de novo branch
                                                            -------
offices and new loan origination facilities. In this regard, since 1994, the Bank has opened five new branch offices in Seekonk and New Bedford, Massachusetts and East Providence, Pawtucket and Warwick, Rhode Island and one new loan origination office in Burlington, Massachusetts. In addition, the Bank plans to open a new centralized administrative and operations center and branch office in late 1997 in Swansea, Massachusetts. Pursuant to this expansion strategy, the Bank is currently seeking new branches within its primary market areas as well as considering sites for loan production offices within its existing market area and Connecticut.


LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of
     ---------------------------
first mortgage loans secured by one- to four-family residences. At March 31, 1997, loans receivable, net totaled $796.4 million, of which $666.9 million were one- to four-family residential mortgage loans, or 82.1% of the Bank's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $4.4 million of multi-family residential loans, or 0.5% of total loans receivable; $33.1 million of commercial real estate loans, or 4.1% of total loans receivable; $23.9 million of construction and land loans, or 3.0% of total loans receivable; $20.1 million of commercial loans, or 2.5% of total loans receivable; and $64.1 million of consumer loans, or 7.9% of total loans receivable, consisting of $25.0 million of home equity lines of credit, $32.1 million of second mortgages and $7.0 million of other consumer loans. The Bank had $23.3 million of mortgage loans held for sale at March 31, 1997 consisting of one- to four-family fixed-rate mortgage loans. At that same date, 50.9% of the Bank's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                               AT MARCH 31,
                                           -----------------------------------------------------------------------------------------
                                                 1997                   1996                  1995                     1994
                                           -----------------    -------------------    -----------------        --------------------
                                                        PERCENT              PERCENT              PERCENT                   PERCENT
                                          AMOUNT        OF TOTAL   AMOUNT    OF TOTAL    AMOUNT   OF TOTAL      AMOUNT      OF TOTAL
                                          -------       --------   ------    --------    ------   --------      ------      --------
                                                                        (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
 Residential:
   One- to four-family..................  $666,942        82.08%    $531,849     81.63%   $405,747    79.20%    $335,374     78.84%
   Multi-family.........................     4,416          .54        4,703       .72       5,157     1.00        5,257      1.24
 Commercial real estate.................    33,057         4.07       23,368      3.59      19,968     3.90       14,849      3.49
 Construction and land..................    23,919         2.95       25,297      3.88      26,337     5.14       20,142      4.73
                                          --------       ------     --------    ------    --------   ------     --------   -------
    Total mortgage loans................   728,334        89.64      585,217     89.82     457,209    89.24      375,622     88.30
                                          --------       ------     --------    ------    --------   ------     --------   -------
COMMERCIAL..............................    20,062         2.47       14,473      2.22      12,756     2.49       10,269      2.41
                                          --------       ------     --------    ------    --------   ------     --------   -------
CONSUMER LOANS:
   Home equity lines....................    25,021         3.08       27,995      4.30      29,373     5.73       30,409      7.15
   Second mortgages.....................    32,122         3.95       18,064      2.77       9,111     1.78        5,438      1.28
   Other consumer loans.................     6,985          .86        5,813       .89       3,874      .76        3,672       .86
                                          --------       ------     --------    ------    --------   ------     --------   -------
     Total consumer loans...............    64,128         7.89       51,872      7.96      42,358     8.27       39,519      9.29
                                          --------       ------     --------    ------    --------   ------     --------   -------
Total loans receivable..................   812,524       100.00%     651,562    100.00%    512,323   100.00%     425,410    100.00%
                                                         ======                 ======               ======                =======
Less:
   Allowance for loan losses............    (8,788)                   (5,607)               (4,239)               (3,964)
   Undisbursed proceeds of
    construction mortgages in process...    (5,274)                   (6,568)               (5,511)               (6,758)
Deferred loan origination fees,
    net.................................    (2,107)                   (1,795)               (2,596)               (2,915)
                                          --------                  --------              --------              --------
Loans receivable, net...................   796,355                   637,592               499,977               411,773
Mortgage loans held for sale............    23,331                    17,747                 6,816                15,779
                                          --------                  --------              --------              --------
 Loans receivable, net and
  mortgage loans held for sale..........  $819,686                  $655,339              $506,793              $427,552
                                          ========                  ========              ========              ========

                                       ----------------------
                                               1993
                                       ----------------------
                                                     PERCENT
                                       AMOUNT        OF TOTAL
                                       ------        --------
MORTGAGE LOANS:
 Residential:
   One- to four-family...............  $263,911      76.42%
   Multi-family......................     3,948       1.14
 Commercial real estate..............    11,932       3.46
 Construction and land...............    13,091       3.79
                                       --------    -------
     Total mortgage loans............   292,882      84.81
                                       --------    -------
COMMERCIAL...........................     7,396       2.14
                                       --------    -------
CONSUMER LOANS:
   Home equity lines.................    33,492       9.70
   Second mortgages..................     7,371       2.13
   Other consumer loans..............     4,215       1.22
                                       --------    -------
     Total consumer loans............    45,078      13.05
                                       --------    -------

 Total loans receivable..............   345,356     100.00%
                                                   =======
 Less:
   Allowance for loan losses.........    (3,524)
   Undisbursed proceeds of
     construction mortgages in
     process.........................      (810)
 Deferred loan origination
    fees, net........................    (2,854)
                                       --------
 Loans receivable, net...............   338,168
 Mortgage loans held for sale........    20,253
                                       --------
  Loans receivable, net and
  mortgage loans held for
    sale.............................  $358,421
                                       ========

     Loan Maturity. The following table shows the remaining contractual maturity
     -------------
of the Bank's loans at March 31, 1997. The table does not include the effect of future principal prepayments.

                                                                              AT MARCH 31, 1997
                                                  -----------------------------------------------------------------------------
                                                   ONE- TO
                                                   FOUR-     MULTI-    COMMERCIAL   CONSTRUCTION                         TOTAL
                                                   FAMILY    FAMILY    REAL ESTATE    AND LAND   COMMERCIAL  CONSUMER    LOANS
                                                  ---------  -------   ------------ ------------ ----------- ---------  -------
                                                                                   (IN THOUSANDS)
Amounts due:
      One year or less..........................    $  383    $    2      $ 2,842       $ 7,933     $ 8,380   $28,128  $ 47,668
                                                  --------    ------      -------       -------     -------   -------  --------

      After one year:
        More than one year to three years.......     2,812        65        6,007            10       3,266     3,984    16,144
        More than three years to five Years ....     6,732        54       19,992            44       5,479     6,700    39,001
        More than five years to 10 years........   102,407       764        2,092           439       2,644    16,585   124,931
        More than 10 years to 20 years..........   204,359     2,187        1,540         8,473         293     8,700   225,552
        More than 20 years......................   350,249     1,344          584         7,020           -        31   359,228
                                                  --------    ------      -------       -------     -------   -------  --------
        Total due after one year................   666,559     4,414       30,215        15,986      11,682    36,000   764,856
                                                  --------    ------      -------       -------     -------   -------  --------

        Total amount due........................  $666,942    $4,416      $33,057       $23,919     $20,062   $64,128   812,524
                                                  ========    ======      =======       =======     =======   =======

           Less:
              Allowance for loan losses.............................................................................     (8,788)
              Undisbursed proceeds of construction mortgages in process.............................................     (5,274)
              Deferred loan origination fees, net...................................................................     (2,107)
                                                                                                                        --------

        Loans receivable, net.......................................................................................    $796,355
                                                                                                                        ========

     The following table sets forth, at March 31, 1997, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.


                                                 DUE AFTER MARCH 31, 1998
                                            --------------------------------
                                               FIXED    ADJUSTABLE   TOTAL
                                            ---------- -----------  --------
                                                      (IN THOUSANDS)
     Mortgage loans:
      One- to four-family..................   $334,273    $332,286  $666,559
      Multi-family.........................        395       4,019     4,414
      Commercial real estate...............     22,970       7,245    30,215
      Construction and land................        789      15,197    15,986
                                              --------    --------  --------
       Total mortgage loans................    358,427     358,747   717,174
     Commercial loans......................      6,210       5,472    11,682
     Consumer loans........................     36,000           -    36,000
                                              --------    --------  --------
         Total loans                          $400,637    $364,219  $764,856
                                              ========    ========  ========

     Origination, Sale and Servicing of Loans. The Bank's mortgage lending
     ----------------------------------------
activities are conducted primarily by its loan personnel operating at its 13 branch offices and five loan origination centers and through a network of approximately 65 active loan correspondents, wholesale loan brokers and other financial institutions approved by the Bank. All loans originated by the Bank, either through internal sources or through loan correspondents are underwritten by the Bank pursuant to the Bank's policies and procedures. For the fiscal year ended March 31, 1997, the Bank's loan correspondents originated $274.9 million in loans. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all loans originated by the Bank are originated for investment with the exception of longer-term fixed-rate one- to four-family mortgage loans. While the Bank has in the past, from time to time, retained fixed-rate one- to four-family loans and sold adjustable-rate one-to four-family loans, it is the general policy of the Bank to sell substantially all of the one- to four-family fixed-rate mortgage loans with maturities over 12 years that it originates and to retain substantially all fixed-rate loans with maturities of up to 12 years and all adjustable-rate one- to four-family mortgage loans which it originates. The one- to four-family loan products currently originated for sale by the Bank include a variety of mortgage loans which conform to the underwriting standards specified by the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming loans") and, to a lesser extent, loans which do not conform to FNMA or FHLMC standards due to loan amounts ("jumbo loans"), or due to the substandard credit quality of the borrowers ("B and C loans"). The Bank also sells all mortgage loans insured by FHA and VA. All one- to four-family loans sold by the Bank are sold pursuant to master commitments negotiated with FNMA, FHLMC and other investors to purchase loans meeting such investors' defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. The Bank currently sells all longer-term fixed-rate conforming mortgage loans it originates to FNMA and FHLMC. Sales of loans are made without recourse to the Bank in the event of default by the borrower, except, in the case of VA loans, which are subject to limitations on the VA's loan guarantees. The Bank generally retains the servicing rights on the mortgage loans sold to FNMA and FHLMC but generally sells all VA, FHA, jumbo loans and B and C loans to institutional investors on a servicing released basis.

     Between the time the Bank issues loan commitments and the time such loans or the securities into which they are converted are sold, the Bank is exposed to movements in the market price due to changes in market interest rates. The Bank attempts to manage this risk by utilizing forward cash sales of loans or mortgage-backed securities primarily to FNMA and FHLMC (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, the Bank attempts to cover between 70% and 100% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments the Bank will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates as to closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan originations and purchases and management's estimates can expose the Bank to losses. If the Bank is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Bank may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Bank will be successful in its efforts to eliminate the risk of interest rate fluctuation between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 1997, the Bank had $17.2 million of forward sale commitments.

     At March 31, 1997, the Bank was servicing its portfolio of $819.7 million of loans receivable, net and mortgage loans held for sale and $1.2 billion of loans for others, primarily consisting of conforming fixed-rate loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Bank. The gross servicing fee income from loans originated and purchased is generally .25% to .38% of the total balance of the loan serviced.

     During the fiscal years ended March 31, 1997 and March 31, 1996, the Bank originated $421.1 million and $375.1 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $203.5 million and $190.9 million, respectively, were retained by the Bank. The fixed-rate loans retained by the Bank consisted primarily of loans with terms of 12 years or less. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Bank implemented Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") pursuant to which the value of servicing rights are recognized as an asset of the Bank. The book value of this asset at March 31, 1997, net of amortization, was $1.6 million. Management has determined that the fair value of the rights exceeds their carrying value and, therefore, no valuation allowance was established.

     The Bank has, in the past, from time to time, purchased loans or participations in loans, primarily one- to four-family mortgage loans, and had $8.0 million of purchased loans at March 31, 1997. Purchases of loans from correspondent financial institutions are underwritten pursuant to the Bank's policies and are closed in the name of the correspondent financial institution but immediately purchased by the Bank for its mortgage banking activities. At March 31, 1997, the Bank had $23.3 million in mortgage loans held for sale consisting of fixed-rate one- to four-family loans.

     The following table sets forth the Bank's loan originations, purchases, participations, sales and principal repayments for the periods indicated:

                                                                                      FOR THE YEAR ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------------
                                                                                   1997          1996         1995
                                                                                ----------     ---------    ----------
                                                                                             (IN THOUSANDS)
Beginning balance(1) ..........................................                 $  655,339     $ 506,793    $ 427,552
  Loans originated:
    Mortgage  loans:
       One- to four-family ....................................                    421,088       375,063      230,433
       Multi-family ...........................................                        189            40           68
       Commercial real estate .................................                     17,809         6,839        8,408
       Construction and land ..................................                     27,316        29,519       33,270
                                                                                ----------     ---------    ----------
           Total mortgage loans ...............................                    466,402       411,461      272,179
                                                                                ----------     ---------    ----------
    Commercial ................................................                     11,316         8,660        8,289
                                                                                ----------     ---------    ----------
    Consumer loans:
      Home equity lines .......................................                      5,516        10,695        8,253
      Second mortgages ........................................                     21,636        13,868        6,252
      Other consumer loans ....................................                      2,956         2,688        1,085
                                                                                ----------     ---------    ----------
           Total consumer loans ...............................                     30,108        27,251       15,590
                                                                                ----------     ---------    ----------
    Total loans originated ....................................                    507,826       447,372      296,058
                                                                                ----------     ---------    ----------
            Total .............................................                  1,163,165       954,165      723,610
Less:
    Principal repayments and other, net .......................                   (124,482)     (112,546)     (73,931)
    Loan charge-offs, net .....................................                       (569)       (1,258)        (378)
    Proceeds from sale of mortgage loans ......................                   (217,591)     (184,207)    (141,043)
    Transfer of mortgage loans to REO .........................                       (837)         (815)      (1,465)
                                                                                ----------     ---------    ----------
Loans receivable, net and mortgage loans held for sale ........                    819,686       655,339      506,793
   Mortgage loans held for sale ...............................                    (23,331)      (17,747)      (6,816)
                                                                                ----------     ---------    ----------
Ending balance, loans receivable, net .........................                 $  796,355     $ 637,592    $ 499,977
                                                                                ==========     =========   ===========

______________
(1)  Includes mortgage loans held for sale.

     One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and
     -------------------------------------
adjustable-rate mortgage ("ARM") loans secured by one- to four-family residences with maturities of up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from the Bank's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At March 31, 1997, residential one- to four-family mortgage loans totaled $666.9 million, or 82.1% of the Bank's total loans receivable. Of the Bank's mortgage loans secured by residential mortgage loans and construction and land loans, $339.0 million, or 49.1%, were fixed-rate loans and $351.8 million, or 50.9%, were adjustable-rate loans.

     The Bank's fixed-rate mortgage loans currently are made for terms from seven to 30 years. The Bank sells substantially all fixed-rate residential mortgage loans that it originates with maturities greater than 12 years and retains the servicing on all loans sold to FNMA and FHLMC. The Bank generally retains for its portfolio shorter-term, fixed-rate loans with maturities of 12 years or less and all adjustable-rate one- to four-family loans.

     The Bank currently offers a number of ARM loan programs with interest rates which are fixed for a period of one, three, four, five or seven years and adjust annually thereafter. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan, respectively. The interest rate adjustment on these loans is indexed to the one-year U.S. Treasury CMT Index.

     The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained with the exception of FHA and VA loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risk associated with its adjustable-rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

     In an effort to provide financing for first-time and moderate income home buyers, the Bank offers FHA and VA loans and also has its own first-time home buyer program. These programs offer single-family residential mortgage loans to qualified individuals. These loans are offered with terms of up to 30 years. Such loans must be secured by a one- to four-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is normally required. With respect to loans originated under the first time home buying program, because the Bank typically charges a lower rate of interest, lower mortgage origination fees or a discount on closing costs on such loan programs, the Bank expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans.

     Commercial Real Estate Lending. The Bank originates commercial real estate
     -------------------------------
loans that are generally secured by owner-occupied properties used for business purposes such as light manufacturing, small office buildings or retail facilities located in the Bank's primary market area. The Bank's commercial real estate underwriting policy provides that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. Commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at March 31, 1997 was $18.3 million. The Bank currently originates commercial real estate loans, generally with terms of up to five years and amortizations of 20 years with the outstanding balance due and payable at the end of the loan term. The Bank's adjustable-rate loans generally have interest rates that adjust daily and are indexed to the Bank's prime rate of interest. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. In addition, environmental impact surveys are generally required for all commercial real estate loans in excess of $500,000. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances. The Bank's commercial real estate loan portfolio at March 31, 1997 was $33.1 million, or 4.1% of total loans receivable. At March 31, 1997, the largest commercial real estate loan in the Bank's portfolio had an outstanding principal balance of $1.2 million.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

     Commercial Lending. The Bank also originates commercial loans to businesses
     -------------------
operating in the Bank's primary market area. Such loans are generally secured by equipment, leases, inventory and accounts receivable. The Bank offers commercial loans in the form of term loans and lines of credit. Term loans are generally offered with either fixed or adjustable rates of interest and terms of up to ten years. All term loans fully amortize during the term of such loan. Business lines of credit generally have terms of one-year and are indexed to the Bank's prime rate of interest or the prime rate as published in the Wall Street
                                                             ------------
Journal. These lines of credit are renewable annually.
--------

     In making commercial loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at March 31, 1997 was a $2.0 million line of credit of which no funds were advanced at March 31, 1997. At such date, the Bank had $9.4 million of unadvanced commercial lines of credit. At March 31, 1997, the Bank had $20.1 million of commercial loans which amounted to 2.5% of the Bank's total loans receivable.

     Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     Multi-Family Lending.  The Bank originates adjustable-rate multi-family
     ---------------------
mortgage loans generally secured by five to 12 unit residential apartment buildings located in the Bank's primary market area. Such loans adjust annually, have a 25 year term and are indexed to the one year FHLB advance rate. As a result of uncertain market conditions in its primary market area, the Bank currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Bank considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 60% of the appraised value of the underlying property. The maximum amount of a multi-family loan is limited by the Bank's loans-to-one borrower limit which, at March 31, 1997, was $18.3 million.

     When evaluating the qualifications of the borrower for a multi-family loan, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. All multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. The Bank's multi-family loan portfolio at March 31, 1997, totaled $4.4 million, or 0.5% of total loans receivable. At March 31, 1997, the Bank had no multi-family loans with an outstanding carrying balance in excess of $250,000.

     Loans secured by apartment buildings and other multi-family residential properties generally involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies.

     Construction and Land Lending.  The Bank originates construction and land
     ------------------------------
loans primarily for the development of single-family residences. Such loans are made principally to individuals building their primary residence and, to a lesser extent, to licensed and experienced developers known to the Bank in its primary market area for the construction of single-family developments. The Bank generally does not originate loans secured by raw land. In the case of construction and land mortgage loans to individuals building their primary residence, such loans are originated in amounts up to 90% of the appraised value of the property, as improved. Construction and land loans to commercial developers are originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Proceeds of construction and land loans are disbursed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Bank's largest construction and land loan at March 31, 1997 was a performing loan with a

$480,000 carrying balance secured by a home located in Harvard, Massachusetts. At March 31, 1997, the Bank had $23.9 million of construction and land loans which amounted to 3.0% of the Bank's total loans receivable.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Consumer Lending.  Consumer loans at March 31, 1997 amounted to $64.1
     -----------------
million, or 7.9% of the Bank's total loans receivable, and consisted primarily of home equity lines of credit and second mortgage loans, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one-to four-family mortgage loans.

     The Bank offers "open-end line of credit" and "second mortgage" home equity loans. Substantially all of the Bank's home equity loans are secured by second mortgages on one- to four-family residences located in the Bank's primary market area. At March 31, 1997, these loans totaled $57.1 million, or 7.0% of the Bank's total loans and 89.1% of consumer loans. Home equity lines of credit generally have variable rates of interest which adjust on a monthly basis. The interest rate on such loans is indexed to the prime rate as reported in the
Wall Street Journal. Adjustable-rate home equity loans generally have an 18%
--------------------
lifetime limit on interest rates. Generally, the maximum combined loans-to-value ratio ("LTV") on home equity loans is 80%; however, with respect to second mortgage loans up to $25,000, the Bank will allow an LTV of up to 100% if the Bank holds the first mortgage lien on the property and other underwriting criteria are satisfied. At March 31, 1997, the Bank had $50.0 million of home equity lines of credit of which $25.0 million, or 3.1% of total loans receivable, was drawn upon such loans at such date. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which rates will vary depending on the amortization period chosen by the borrower. At March 31, 1997, second mortgage loans totaled $32.1 million, or 4.0% of the Bank's total loans receivable and 50.1% of consumer loans. The underwriting standards employed by the Bank for home equity lines and second mortgage loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Personal loans are secured by deposits or readily marketable collateral. Unsecured personal loans generally have a maximum borrowing limitation of $10,000 and generally allow a maximum debt ratio (the ratio of debt service to net earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile. At March 31, 1997, personal loans totaled $4.0 million, or 0.5% of the Bank's total loans receivable and 6.2% of consumer loans; and automobile loans totaled $3.0 million, or 0.4% of total loans receivable and 4.7% of consumer loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 1997, consumer loans 90 days or more delinquent totaled $278,000.

     Loan Approval Procedures and Authority.  The Board of Directors establishes
     ---------------------------------------
the lending policies and loan approval limits of the Bank. In connection with one- to four-family mortgage loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: owner-occupied mortgages that meet the general underwriting standards of FNMA and FHLMC, with an 80% or lower LTV ratio and which do not exceed FNMA and FHLMC maximum limits, may be approved by the Bank's underwriters; all other mortgage loans in amounts up to $300,000 must be approved by the Bank's Director of Residential Loan Production. The Senior Vice President of the Mortgage Banking Group or Senior Vice President of Banking Group must approve mortgage loans in excess of $300,000 and up to $500,000. The Bank's Retail Loan Committee must approve loans in excess of $500,000 and up to $750,000. Approval of the Board of Directors' Executive Committee is required for any loan in excess of $750,000.

     With respect to multi-family and construction and land loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: mortgage loans in amounts up to $250,000 must be approved by the Bank's Director of Residential Loan Production; mortgage loans in excess of $250,000 and up to $400,000 require the approval of either the Bank's Senior Vice President of Mortgage Banking Group or Senior Vice President of Banking Group; mortgage loans in excess of $400,000 and up to $500,000 require the approval of the Bank's Retail Loan Committee; loans in excess of $500,000 require the approval of the Board of Directors' Executive Committee.

     In connection with consumer loans, the Board of Directors authorized the following persons and committees to approve loans up to the amounts indicated: consumer loans up to $100,000 and which meet certain lending criteria may be approved by the Bank's Consumer Loan Manager; any consumer loan up to $250,000 may be approved by either the Bank's Senior Vice President of Mortgage Banking Group, Senior Vice President of Banking Group, Director of Residential Loan Production or Director of Commercial Services; loans in excess of $250,000 and up to $400,000 must be approved by the Bank's Retail Loan Committee; and loans in excess of $400,000 must be approved by the Board of Directors' Executive Committee.

     With respect to commercial and commercial real estate loans to borrowers with total credit exposure of up to $500,000, the Board of Directors has authorized the approval of these loans by various employees of the Bank with progressively higher levels of responsibility as the amount of aggregate credit exposure increases. Loans to borrowers with total credit exposure in excess of $500,000 and up to $800,000 require the approval of the Commercial Loan Committee and loans to borrowers with total credit exposure in excess of $800,000 require the approval of the Board of Directors' Executive Committee.

     Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 1997, the loans to one borrower limit was $18.3 million.

DELINQUENT LOANS, CLASSIFIED ASSETS AND REAL ESTATE OWNED

     Delinquencies and Classified Assets.  Reports listing all delinquent
     ------------------------------------
accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all real estate owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to provide budget and finance counseling services, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes REO.

     Federal regulations and the Bank's Asset Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable. Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designed "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Bank's Asset Classification Committee reviews and classifies the Bank's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At March 31, 1997, the Bank had $3.7 million of loans designated as Substandard. At that same date the Bank had $927,000 of loans designated as Loss, which were offset by specific reserves equal to the amount of the Loss classification. As of March 31, 1997, the Bank had four loans totaling $216,000, designated as Special Mention. These loans are designated as Special Mention because such loans were originated to facilitate the sale of REO. At March 31, 1997, the largest loan designated as Special Mention had a carrying balance of $108,000, and was secured by a one- to four-family home. In addition, at March 31, 1997, the Bank had $2.6 million of commercial real estate and commercial loans on its "Watch List." Loans on this list require close attention due to such weaknesses as delinquency, untimely receipt of financial statements or collateral dissipation.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                       AT MARCH  31, 1997                                       AT MARCH  31, 1996
                          ---------------------------------------------------   ---------------------------------------------------
                                60-89 DAYS              90 DAYS OR MORE              60-89 DAYS                 90 DAYS OR MORE
                          ------------------------  -------------------------   --------------------------  -----------------------
                                        PRINCIPAL                  PRINCIPAL                    PRINCIPAL                PRINCIPAL
                            NUMBER       BALANCE       NUMBER       BALANCE        NUMBER        BALANCE      NUMBER      BALANCE
                            OF LOANS    OF LOANS       OF LOANS    OF LOANS        OF LOANS     OF LOANS      OF LOANS   OF LOANS
                          -----------  -----------  ------------  -----------   ------------   -----------  ----------- -----------
                                                                              (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family....      12       $  525          33         $1,908            24          $1,589         31         $2,469
  Multi-family...........       1          202           2            268             -               -          3            334
  Commercial real estate.       -            -           1            976             1             231          -              -
  Construction and land..       -            -           2            232             1              37          -              -
                               --       ------          --         ------            --          ------         --         ------
   Total mortgage loans..      13          727          38          3,384            26           1,857         34          2,803
                               --       ------          --         ------            --          ------         --         ------
COMMERCIAL LOANS.........       1           23           -              -             -               -          1             87
                               --       ------          --         ------            --          ------         --         ------
CONSUMER LOANS:
  Home equity lines......       6          180           4            114            16             231         12            956
  Second mortgages.......       3           34           3             95             -               -         12            196
  Other consumer loans...      10           57           9             69             4              12          4              3
                               --       ------          --         ------            --          ------         --         ------
   Total consumer loans..      19          271          16            278            20             243         28          1,155
                               --       ------          --         ------            --          ------         --         ------
Total loans..............      33       $1,021          54         $3,662            46          $2,100         63         $4,045
                               ==       ======          ==         ======            ==          ======         ==         ======
Delinquent loans to
loans receivable, net....                 0.13%                      0.46%                         0.33%                     0.63%

                                        AT MARCH  31, 1996
                             --------------------------------------------------
                                 60-89 DAYS                 90 DAYS OR MORE
                             -------------------------  -----------------------
                                            PRINCIPAL                PRINCIPAL
                               NUMBER        BALANCE      NUMBER      BALANCE
                               OF LOANS     OF LOANS      OF LOANS   OF LOANS
                             -----------   ----------    ---------- -----------
MORTGAGE LOANS:
  One- to four-family....       20           $1,044          29      $2,501
  Multi-family...........        1               76           1          51
  Commercial real estate.        -                -           1          85
  Construction and land..        -                -           -           -
                                --           ------          --      ------
   Total mortgage loans..       21            1,120          31       2,637
                                --           ------          --      ------
COMMERCIAL LOANS.........        1                3           -           -
                                --           ------          --      ------
CONSUMER LOANS:
  Home equity lines......       11              354          12         386
  Second mortgages.......        2               46           -           -
  Other consumer loans...        4               12           5          10
                                --           ------          --      ------
   Total consumer loans..       17              412          17         396
                                --           ------          --      ------
Total loans..............       39           $1,535          48      $3.033
                                ==           ======          ==      ======
Delinquent loans to loans
 receivable, net.........                      0.31%                   0.61%

     Non-Performing Assets. The following table sets forth information regarding
     ---------------------
non-accrual loans and REO. At March 31, 1997, REO totaled $665,000 consisting of seven one- to four-family properties. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to reverse all accrued interest.

                                                                              AT MARCH 31,
                                                ------------------------------------------------------------------------

                                                    1997           1996           1995           1994           1993
                                                ------------   ------------   ------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans:
 Mortgage loans:
  One- to four-family.......................       $ 1,908        $ 2,469        $ 2,501         $3,649          $4,345
  Multi-family..............................           268            334             51              -               -
  Commercial real estate(1).................           976              -             85              -             277
  Construction and land.....................           232              -              -             26               -
                                                   -------        -------        -------         ------          ------
        Total mortgage loans................         3,384          2,803          2,637          3,675           4,622
                                                   -------        -------        -------         ------          ------
 Commercial loans...........................             -             87              -             15               1
                                                   -------        -------        -------         ------          ------
 Consumer loans:
  Home equity lines.........................           114            956            386            483             262
  Second mortgages..........................            95            196              -             34             120
  Other consumer loans......................            69              3             10             14               -
                                                   -------        -------        -------         ------          ------
        Total consumer loans................           278          1,155            396            531             382
                                                   -------        -------        -------         ------          ------
        Total nonaccrual loans..............         3,662          4,045          3,033          4,221           5,005
Real estate owned, net(2)...................           665            643            296            939             464
                                                   -------        -------        -------         ------          ------
  Total non-performing assets...............       $ 4,327        $ 4,688        $ 3,329         $5,160          $5,469
                                                   =======        =======        =======         ======          ======
Allowance for loan losses as a percent of
 loans(3)...................................          1.09%          0.87%          0.84%          0.95%           1.03%
Allowance for loan losses as a percent
 of non-performing loans(4).................        239.98%        138.62%        139.76%         93.91%          70.41%
Non-performing loans as a percent of
 loans(3)(4)................................          0.45%          0.63%          0.60%          1.02%           1.46%
Non-performing assets as a percent of
 total assets(5)............................          0.44%          0.65%          0.59%          1.10%           1.37%

___________________

(1)  Consists of one restructured commercial real estate loan at March 31, 1997.
(2)  REO balances are shown net of related valuation allowances.
(3)  Loans includes loans receivable, net, excluding allowance for loan losses.
(4) Non-performing loans consist of those loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectability of interest or principal.
(5)  Non-performing assets consist of non-performing loans and REO.

     Impaired Loans.  The Bank adopted a new accounting method for measuring
     --------------
loan impairment on April 1, 1995. Adoption of this accounting standard did not have a material effect on the comparability of the above tables. Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same definition of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is not probable that the Bank will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or a commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expendient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Residential mortgage and consumer loans are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

     At March 31, 1997 and March 31, 1996, total impaired loans were $1.5 million and $991,000, respectively. At March 31, 1997, impaired loans of $1.3 million required an impairment allowance of $762,000. At March 31, 1997, impaired loans of $164,000 did not require an impairment allowance. All impaired loans are commercial real estate loans which have been measured using the fair value of the collateral method. During the fiscal year ended March 31, 1997, the average recorded value of impaired loans was $1.0 million. For these loans, $112,000 of interest income was recognized while $232,000 of interest income would have been recognized under the original terms.

     Allowance for Loan Losses. The allowance for loan losses is established
     -------------------------
through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 1997, the Bank's allowance for loan losses was 1.09% of total loans receivable as compared to 0.87% as of March 31, 1996. The Bank had non-accrual loans of $3.7 million and $4.0 million at March 31, 1997 and March 31, 1996, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table sets forth activity in the Bank's allowance for loan losses for the years set forth in the following table.

                                                                  AT OR FOR THE YEAR ENDED MARCH 31,
                                                  ------------------------------------------------------------------------

                                                      1997           1996           1995           1994           1993
                                                  ------------   ------------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of year................         $5,607         $4,239          $3,964         $3,524         $1,795
Provision for loan losses...................          3,750          2,626             653          1,035          2,102
Charge-offs:
     Mortgage loans:
      One- to four-family...................            331            218             168            324            240
      Multi-family..........................             82              -               -             55              -
      Commercial real estate................              -            967              25            121             18
      Construction and land.................              -              -               -             25             10
     Commercial loans.......................             87              -              15             38             40
     Consumer loans:
      Home equity lines.....................            116             68             113             20             31
      Second mortgages......................             10              -               -              -              -
      Other consumer loans..................             11             35              79             45             69
                                                     ------         ------          ------         ------         ------
         Total..............................            637          1,288             400            628            408
Recoveries..................................             68             30              22             33             35
                                                     ------         ------          ------         ------         ------
Balance at end of year......................         $8,788         $5,607          $4,239         $3,964         $3,524
                                                     ======         ======          ======         ======         ======
Ratio of net charge-offs during
  the year  to average loans
  outstanding during the year...............           0.07%          0.23%           0.08%          0.14%          0.11%
                                                       ====           ====            ====           ====           ====

  The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                      AT MARCH 31,
                           -------------------------------------------------------------------------------------------------
                                             1997                         1996                             1995
                                  -------------------------  ----------------------------   --------------------------------
                                                   PERCENT                       PERCENT                         PERCENT
                                                   OF LOANS                      OF LOANS                        OF LOANS
                                      PERCENT OF   IN EACH           PERCENT OF  IN EACH            PERCENT OF   IN EACH
                                      ALLOWANCE    CATEGORY          ALLOWANCE   CATEGORY           ALLOWANCE   CATEGORY
                                       TO TOTAL    TO TOTAL           TO TOTAL   TO TOTAL            TO TOTAL    TO TOTAL
                              AMOUNT  ALLOWANCE     LOANS    AMOUNT  ALLOWANCE    LOANS     AMOUNT  ALLOWANCE    LOANS
                             -------  ----------  ---------  ------  ----------  --------   ------  ----------  ---------
                                                                 (DOLLARS IN THOUSANDS)
Mortgages:
  Residential ............    $2,769    31.51%     85.57%    $2,175   38.79%      86.23%    $1,223   28.85%      85.34%
  Commercial .............     2,239    25.48       4.07      1,195   21.31        3.59      1,265   29.84        3.90
                              ------   ------     ------     ------  ------      ------     ------  ------      ------
    Total ................     5,008    56.99      89.64      3,370   60.10       89.82      2,488   58.69       89.24
Commercial ...............       932    10.60       2.47        621   11.08        2.22        600   14.16        2.49
Consumer .................     1,151    13.10       7.89        829   14.79        7.96        473   11.16        8.27
Unallocated ..............     1,697    19.31          -        787   14.03           -        678   15.99           -
                              ------   ------     ------     ------  ------      ------     ------  ------      ------
    Total allowance for
      loan losses ........    $8,788   100.00%    100.00%    $5,607  100.00%     100.00%    $4,239  100.00%     100.00%
                              ======   ======     ======     ======  ======      ======     ======  ======      ======



                              -------------------------------------------------------------
                                         1994                           1993
                              ----------------------------   ------------------------------

                                                  PERCENT                         PERCENT
                                                  OF LOANS                        OF LOANS
                                      PERCENT OF  IN EACH            PERCENT OF   IN EACH
                                      ALLOWANCE   CATEGORY           ALLOWANCE   CATEGORY
                                       TO TOTAL   TO TOTAL            TO TOTAL    TO TOTAL
                              AMOUNT  ALLOWANCE    LOANS     AMOUNT  ALLOWANCE    LOANS
                              ------  ----------  --------   ------  ----------  ---------
                                                  (DOLLARS IN THOUSANDS)
Mortgages:
  Residential ............    $1,144      28.86%    84.81%   $1,149      32.60%     81.35%
  Commercial .............     1,063      26.82      3.49       941      26.70       3.46
                              ------     ------    ------    ------     ------     ------
    Total ................     2,207      55.68     88.30     2,090      59.30      84.81
Commercial ...............       426      10.75      2.41       383      10.87       2.14
Consumer .................       454      11.45      9.29       559      15.86      13.05
Unallocated ..............       877      22.12         -       492      13.97          -
                              ------     ------    ------    ------     ------     ------
    Total allowance for
      loan losses ........    $3,964     100.00%   100.00%   $3,524     100.00%    100.00%
                              ======     ======    ======    ======     ======     ======

     Real Estate Owned.  At March 31, 1997, the Bank had $665,000 of REO
     -----------------
consisting of seven properties. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and to conduct inspections on foreclosed properties.

INVESTMENT ACTIVITIES

     Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. government securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Bank has established an investment portfolio of securities that are categorized as held to maturity, available for sale, or held for trading. The Bank generally invests in securities as a method of maintaining liquidity at levels deemed appropriate by management as well as to deploy conversion proceeds and to manage interest rate risk. The Bank does not currently maintain a portfolio of securities categorized as held for trading. Short-term investments, at March 31, 1997, consisted primarily of overnight deposits totaling $39.4 million or 4.0% of assets. As of the same date, the Bank's investment and mortgage-backed securities held to maturity portfolio totaled $36.4 million, or 3.7% of assets, and the Bank's investment and mortgage-backed securities available for sale portfolio totaled $32.6 million, or 3.3% of assets. The Bank's portfolio of investment securities available for sale totaled $888,000, which consisted of marketable equity securities. As of March 31, 1997, the Bank's investment securities held to maturity portfolio consisted of $21.0 million in U.S. Government and related obligations with a weighted average remaining maturity of 12 months.

     At March 31, 1997, the Bank had invested $47.1 million in mortgage-backed securities, or 4.8% of total assets, which were insured by either the Government National Mortgage Association ("GNMA"), FNMA or FHLMC. The portfolio consisted of $15.4 million, or 32.7% of total mortgage-backed securities, classified as held to maturity and $31.7 million, or 67.3% of total mortgage-backed securities, classified as available for sale. Of the $47.1 million, $13.5 million were adjustable-rate with maximum interest rate adjustments of 2% annually or 6% over the life of the security. The fixed rate mortgage-backed securities with a fair value of $31.7 million have balloon payments at the end of seven years. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments over the life of the security. Fixed-rate mortgage-backed securities may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.


     The following table sets forth certain information regarding the amortized cost and fair value of the Bank's short-term investments and investment securities at the dates indicated:

                                                               AT MARCH 31,
                                        ----------------------------------------------------------
                                            1997                  1996                1995
                                        -------------------  ------------------  -----------------
                                         AMORTIZED   FAIR    AMORTIZED   FAIR     AMORTIZED   FAIR
                                           COST      VALUE     COST      VALUE     COST      VALUE
                                        ----------  -------  ---------  -------  ---------   -----
                                                                (IN THOUSANDS)
Short-term investments ...............   $ 39,410   $39,410    $     -  $     -    $     -  $     -
                                         ========   =======    =======  =======    =======  =======
Investment securities:
  Available for sale: (1) ............   $      5   $   888    $    55  $   725    $    55  $   518
                                         --------   -------    -------  -------    -------  -------
  Held to maturity:
     U.S. Government and agency
     obligations .....................     20,991    20,958     22,986   23,061     19,988   19,877
    Federal Home Loan Bank note ......          -         -      1,000      999      1,000      974
    Other investment securities ......          -         -          1        1          -        -
                                         --------   -------    -------  -------    -------  -------
     Total held to maturity ..........     20,991    20,958     23,987   24,061     20,988   20,851
                                         --------   -------    -------  -------    -------  -------
  Total investment securities ........   $ 20,996   $21,846    $24,042  $24,786    $21,043  $21,369
                                         ========   =======    =======  =======    =======  =======



______________

(1) Consists of marketable equity securities.

     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed securities at the dates indicated:

                                                                                         AT MARCH 31,
                                                           ----------------------------------------------------------------------

                                                                             1997                              1996
                                                           ----------------------------------   ---------------------------------
                                                            AMORTIZED        PERCENT     FAIR      AMORTIZED   PERCENT    FAIR
                                                              COST           OF TOTAL    VALUE       COST      OF TOTAL  VALUE
                                                           ------------    --------------------   ---------------------- --------
                                                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
Available for sale:
  Fixed-rate:
    FNMA(1)...........................................      $20,200           42.53%    $19,980      $     -         -%  $    -
    FHLMC(1)..........................................       11,859           24.97      11,752            -         -        -
                                                            -------           -----     -------       ------    ------   ------
      Total fixed-rate................................       32,059           67.50      31,732            -         -        -
                                                            -------           -----     -------       ------    ------   ------
Total mortgage-backed securities available                   32,059           67.50      31,732            -         -        -
 for sale.............................................      -------           -----     -------       ------    ------   ------


Held to maturity:
  Fixed-rate:
    GNMA..............................................        1,644            3.46       1,719        1,901     26.23    1,998
    FHLMC.............................................          309            0.65         324          401      5.53      423
                                                            -------           -----      ------       ------    ------    ------
      Total fixed-rate................................        1,953            4.11       2,043        2,302     31.76    2,421
                                                            -------           -----     -------       ------    ------    ------

  Adjustable-rate:
    FHLMC.............................................       13,482           28.39      13,535        4,946     68.24    4,965
                                                            -------          ------     -------       ------    ------    ------
Total mortgage-backed securities held                        15,435           32.50      15,578        7,248    100.00    7,386
 to maturity..........................................      -------           -----      ------        -----    ------    ------

Total mortgage-backed securities......................      $47,494          100.00%    $47,310       $7,248    100.00%  $7,386
                                                            =======          ======     =======       ======    ======   ======

                                                                 --------------------------------
                                                                             1995
                                                                 --------------------------------
                                                                  AMORTIZED   PERCENT     FAIR
                                                                  COST        OF TOTAL    VALUE
                                                                 ----------- --------- ----------
Mortgage-backed securities:
Available for sale:
  Fixed-rate:
    FNMA(1)...........................................             $    -           -%    $     -
    FHLMC(1)..........................................                  -           -           -
                                                                   ------      ------      ------
      Total fixed-rate................................                  -           -           -
                                                                   ------      ------      ------
Total mortgage-backed securities available
 for sale.............................................                  -           -           -
                                                                   ------      ------      ------

Held to maturity:
  Fixed-rate:
    GNMA..............................................              2,199          81       2,283
    FHLMC.............................................                522          19         535
                                                                   ------      ------      ------
      Total fixed-rate................................              2,721         100       2,818
                                                                   ------      ------      ------
  Adjustable-rate:
    FHLMC.............................................                  -           -           -
                                                                   ------      ------      ------
Total mortgage-backed securities held
 to maturity..........................................              2,721      100.00       2,818
                                                                   ------      ------      ------

Total mortgage-backed securities......................             $2,721      100.00%     $2,818
                                                                   ======      ======      ======

__________________
(1) These mortgage-backed securties have a balloon payment at the end of seven years.

     The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                                                                   FOR THE YEAR
                                                                                                  ENDED MARCH 31,
                                                                           ---------------------------------------------------
                                                                                  1997              1996             1995
                                                                           ---------------   ---------------  ----------------
                                                                                               (IN THOUSANDS)
Beginning balance.......................................................        $ 7,248           $2,721            $3,437
  Mortgage-backed securities purchased:
   Held to maturity.....................................................          9,996            4,960                 -
   Available for sale...................................................         32,061                -                 -
  Principal repayments of held to maturity securities...................         (1,805)            (433)             (716)
  Accretion of premium..................................................             (6)               -                 -
                                                                                -------           ------            ------
Ending balance..........................................................        $47,494           $7,248            $2,721
                                                                                =======           ======            ======

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-backed securities as of March 31, 1997.

                                                                                AT MARCH 31, 1997
                                             ---------------------------------------------------------------------------------------
                                                                       MORE THAN ONE         MORE THAN FIVE
                                               ONE YEAR  OR LESS      YEAR TO FIVE YEARS   YEARS TO TEN YEARS   MORE THAN TEN  YEARS
                                             -------------------      ------------------   ------------------   --------------------
                                                          WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                                               CARRYING    AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE   CARRYING    AVERAGE
                                                VALUE       YIELD     VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                             ----------- ---------- ---------- --------- ----------- ---------- ---------- ---------
                                                                                          (DOLLARS IN THOUSANDS)
SHORT-TERM INVESTMENTS....................     $39,410      6.38%    $     -          -%    $     -        -%  $       -         -%
                                               =======      ====     =======       ====    ========      ===   =========     =====
INVESTMENT SECURITIES(1):
 Held to maturity:
      U.S. Government and agency
       obligations........................     $10,496      5.71%    $10,495     6.14%     $     -         -%  $       -         -%
                                               -------      ----     -------     ----      -------      ----   ---------     -----
 Total investment securities held
  to maturity.............................     $10,496      5.71%    $10,495     6.14%     $     -         -%  $       -         -%
                                               =======      ====     =======     ====     ========      ====   =========     =====
MORTGAGE-BACKED SECURITIES:
 Available for sale:
      Fixed rate:
      FNMA................................    $      -         -%    $     -        -%     $19,980      7.00%  $       -         -%
      FHLMC...............................           -         -           -        -       11,752      7.00           -         -
                                              --------    ------     -------     ----      -------      ----     -------     -----
 Total mortgage-backed securities
  available for sale......................           -         -           -        -       31,732      7.00           -         -
                                              --------    ------     -------     ----      -------      ----     -------     -----
 Held to maturity:
      Adjustable-rate:
       FHLMC..............................           -         -           -        -            -         -      13,482      6.58
      Fixed-rate:
       GNMA...............................           -         -          33     8.00          269      8.22       1,342      8.78
       FHLMC..............................           -         -           -        -          205      8.27         104     11.35
                                              --------    ------      ------     ----        -----      ----     -------     -----
          Total fixed-rate................           -         -          33     8.00          474      8.24       1,446      8.96
                                              --------    ------      ------     ----      -------      ----     -------     -----
Total mortgage-backed securities
 held to maturity.........................           -         -          33     8.00          474      8.24      14,928      6.81
                                              --------    ------      ------     ----      -------      ----     -------     -----
 Total mortgage-backed securities.........    $      -         -%   $     33     8.00%     $32,206      7.02%    $14,928      6.81%
                                              ========    ======      ======     ====      =======      ====     =======     =====

                                                                        TOTAL
                                                               ------------------------
                                                                             WEIGHTED
                                                                CARRYING     AVERAGE
                                                                 VALUE        YIELD
                                                               ----------   ----------
SHORT-TERM INVESTMENTS......................................    $39,410       6.38%
                                                                =======       ====
INVESTMENT SECURITIES(1):
 Held to maturity:
      U.S. Government and agency obligations................    $20,991        5.92%
                                                                -------        ----
 Total investment securities held to maturity...............    $20,991        5.92%
                                                                =======        ====

MORTGAGE-BACKED SECURITIES
 Available for sale:
      Fixed rate:
      FNMA..................................................    $19,980        7.00%
      FHLMC.................................................     11,752        7.00
                                                                -------        ----
 Total mortgage-backed securities available for sale........     31,732        7.00
                                                                -------        ----

 Held to maturity:
      Adjustable-rate:
       FHLMC................................................     13,482        6.58
      Fixed-rate:
       GNMA.................................................      1,644        8.67
       FHLMC................................................        309        9.31
                                                                 ------       -----
          Total fixed-rate..................................      1,953        8.77
                                                                 ------       -----
Total mortgage-backed securities held to maturity...........     15,435        6.86
                                                                 ------       -----
 Total mortgage-backed securities...........................    $47,167        6.95%
                                                                =======        ====

______________________
(1) Does not include $888,000 marketable equity securities available for sale at fair value at March 31, 1997.

SOURCES OF FUNDS

     General.  Deposits, loan and mortgage-backed security repayments and
     -------
prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits.  The Bank offers a variety of deposit accounts with a range of
     --------
interest rates and terms. The Bank's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 1997, core deposits represented 29.4% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Bank will solicit, from time to time, such deposits or utilize brokered deposits depending upon market conditions. In recent years, the Bank, in connection with its growth strategy, has significantly increased its deposit base by establishing new branch offices in and around its primary market area, primarily in Rhode Island, and competitively pricing its deposit products to attract and retain deposit accounts and build its market share of deposits. The majority of the recent deposit growth has been in certificate accounts with maturities of three years or less which generally bear yields higher than the Bank's core deposits. As a result, the Bank's certificate accounts increased from $333.0 million, or 66.3% of total average deposits, at March 31, 1996 to $453.5 million, or 70.6% of total average deposits, at March 31, 1997. The Bank's cost of average interest-bearing deposits increased from 4.96% for the fiscal year ended March 31, 1996 to 5.01% for the fiscal year ended March 31, 1997. At March 31, 1997, the weighted average remaining maturity of the Bank's certificate accounts was 10.7 months. Further increases in short-term certificate of deposit accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Bank's deposit base being less stable than if it had a large amount of core deposits which, in turn, may result in further increases in the Bank's cost of deposits.

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                                     FOR THE YEAR ENDED MARCH 31,
                                                               ----------------------------------------
                                                                  1997          1996            1995
                                                               -----------  ---------------  -----------
                                                                             (IN THOUSANDS)
     Net deposits............................................   $109,952     $120,527         $66,117
     Interest credited on deposit account....................     30,274       23,116          13,897
                                                                --------     --------         -------
     Total increase in deposit accounts......................   $140,226     $143,643         $80,014
                                                                ========     ========         =======

     At March 31, 1997, the Bank had $57.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                              WEIGHTED
                       MATURITY PERIOD                         AMOUNT         AVERAGE RATE
        -------------------------------------------------     ---------      --------------

                                                                 (DOLLARS IN  THOUSANDS)

        Three months or less.............................        $12,156           5.48%

        Over 3 through 6 months..........................         14,754           5.43

        Over 6 through 12 months.........................         13,483           5.83

        Over 12 months...................................         16,913           6.28
                                                                 -------
        Total............................................        $57,306           5.79
                                                                 =======

          The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.


                                                                FOR THE YEAR ENDED MARCH 31,
                                      ----------------------------------------------------------------------------------------------

                                                   1997                           1996                            1995
                                      --------------------------------  -----------------------------  -----------------------------

                                                  PERCENT                        PERCENT                        PERCENT
                                                  OF TOTAL   WEIGHTED            OF TOTAL   WEIGHTED            OF TOTAL   WEIGHTED
                                       AVERAGE    AVERAGE     AVERAGE  AVERAGE   AVERAGE    AVERAGE  AVERAGE    AVERAGE     AVERAGE
                                       BALANCE    DEPOSITS      RATE   BALANCE   DEPOSITS   RATE     BALANCE    DEPOSITS     RATE
                                      --------    --------    -------  -------   --------   -------- -------    --------   -------
                                                                              (Dollars in thousands)
Business checking accounts...........  $38,428      5.99%        -%    $35,587       7.08%       -%   $28,783     7.23%       -%
Money market accounts................   28,967      4.51      2.83      27,194       5.41     2.83     33,011     8.30     2.83
Savings accounts.....................   82,536     12.85      2.50      76,511      15.23     2.50     81,525    20.49     2.50
NOW accounts.........................   38,801      6.04      1.98      30,088       5.99     1.98     24,154     6.07     1.98
                                      --------     ------              -------     ------            --------   ------
     Total...........................  188,732     29.39      1.92     169,380      33.71     1.82    167,473    42.09     2.02
                                      --------     ------              -------     ------            --------   ------
Certificate accounts(1):

 Less than six months................  184,111     28.67      5.62     125,491      24.98     5.66     96,932    24.37     5.16
 Over six through 12 months..........   94,439     14.71      5.85      64,743      12.89     5.91     40,981    10.30     5.75
 Over 12 through 36 months...........   84,341     13.13      6.18      61,698      12.28     6.37     27,622     6.94     6.39
 Over 36 months......................   12,479      1.94      6.45      14,558       2.90     6.74      7,850     1.97     6.78
 IRA and KEOGH.......................   78,084     12.16      5.91      66,487      13.24     6.17     56,998    14.33     5.12
                                      --------    ------              --------     ------            ---------  ------
   Total certificate  accounts.......  453,454     70.61      5.83    $332,977      66.29     5.95    230,383    57.91     5.56
                                      --------    ------              --------     -------           ---------  ------

   Total average deposits............ $642,186    100.00%     4.76%   $502,357     100.00%    4.59%  $397,856   100.00%    4.27%
                                      ========    =======            =========     ======            ========   ======

____________________________________________
(1) Based on remaining contractual maturity of certificates.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1997.

                                            PERIOD TO MATURITY FROM MARCH 31, 1997                     At March 31,
                            -----------------------------------------------------------------  ----------------------------------
                              LESS THAN     ONE TO      TWO TO      THREE TO       FOUR TO
                              ONE YEAR     TWO YEARS  THREE YEARS   FOUR YEARS   FIVE YEARS      1997         1996        1995
                            -----------    ---------  -----------   ----------   ----------    --------     --------     --------
                                                                 (IN THOUSANDS)
Certificate accounts:

0 to 4.00%..............      $    260     $      -     $     -      $     -       $    -      $    260     $    253     $ 19,822
4.01 to 5.00%...........        18,556          185           -            -            -        18,741       31,913       74,008
5.01 to 6.00%...........       325,839       62,135       4,363        1,495        2,451       396,283      178,891       91,477
6.01 to 7.00%...........        17,246       47,748       9,610        5,671        2,276        82,551      140,863       66,856
7.01 to 8.00%...........         8,733        6,625       7,400        4,217            -        26,975       40,027       28,198
8.01 to 9.00%...........             -            -           4            -            -             4            4            4
Over 9.01% .............             -            -           -            -            -             -            -          169
                              --------      -------     -------      -------       ------      --------     --------     --------

Total.................        $370,634     $116,693     $21,377      $11,383       $4,727      $524,814     $391,951     $280,534
                              ========     ========     =======      =======       ======      ========     ========     ========

     Borrowings.  The Bank utilizes advances from the FHLB as an alternative to
     ----------
retail deposits to fund its operations as part of its operating strategy. During the fiscal year ended March 31, 1997, the Bank determined to utilize FHLB borrowings to a greater extent to fund its asset growth, primarily its origination of adjustable-rate one- to four-family loans. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At March 31, 1997, the Bank had $111.1 million in outstanding advances from the FHLB and had no other borrowings as compared to $75.1 million at March 31, 1996.


     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                                AT OR FOR THE YEAR
                                                                                                  ENDED MARCH 31,
                                                                                        ----------------------------------
                                                                                           1997       1996         1995
                                                                                        ----------  ---------    ---------
                                                                                                 (DOLLARS IN THOUSANDS)
  FHLB advances:
    Average balance outstanding....................................................      $131,523     $50,321      $71,005
                                                                                         ========     =======      =======
    Maximum amount outstanding at any month-end during the period..................      $177,580     $75,141      $99,724
                                                                                         ========     =======      =======
    Balance outstanding at end of period...........................................      $111,062     $75,141      $66,592
                                                                                         ========     =======      =======
    Weighted average interest rate during the period...............................          6.25%       6.46%        6.26%
                                                                                             ====        ====         ====
    Weighted average interest rate at end of period................................          6.13%       5.94%        6.96%
                                                                                             ====        ====         ====

SUBSIDIARY ACTIVITIES

     FIRSTFED MORTGAGE CORPORATION ("FMC"), a Massachusetts corporation, is a wholly-owned subsidiary of the Bank. FMC does not currently conduct any activities other than holding a parcel of real estate located in Swansea, Massachusetts (the "Swansea Property"). The Swansea Property is the primary asset of FMC and is the site of the Bank's proposed centralized administrative and operations center and branch office, which is anticipated to open for operations in late 1997. The Bank has budgeted approximately $10.5 million for the construction and furniture, fixtures and equipment of the facility and the branch office, of which $3.1 million has been incurred as of March 31,1997.

     FAB FUNDING CORPORATION ("FAB FUNDING"), a Massachusetts corporation, is a wholly-owned subsidiary of the Company formed primarily to finance stock purchases by the Banks Employee Stock Ownership Plan and related trust ("ESOP"). The financing from FAB FUNDING is collateralized by the shares of stock of the Company purchased by the ESOP, which are released for distribution to eligible employees of the Bank as payments are made on the loan. Except for the loan to the ESOP, FAB FUNDING has no significant operations.

PERSONNEL

     As of March 31, 1997, the Company had 254 authorized full-time employee positions and 44 authorized part-time employee positions, for a total of approximately 276 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


                          REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements.  The OTS capital regulations require savings
     ---------------------
institutions to meet three minimum capital standards: a 1.5% tangible discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows
       -----
from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1997, the Bank met each of its capital requirements, and it is anticipated that the Bank will not be subject to the interest rate risk component.


     The following table presents the Bank's capital position at March 31, 1997 relative to fully phased-in regulatory requirements.

                                               EXCESS           CAPITAL
                                                         ---------------------
                         ACTUAL   REQUIRED  (DEFICIENCY)   ACTUAL   REQUIRED
                        CAPITAL   CAPITAL      AMOUNT     PERCENT    PERCENT
                      ----------  --------- ------------ ---------  ----------
                                       (DOLLARS IN THOUSANDS)
     Tangible ........  $100,924   $14,640      $86,284     10.34%      1.50%

     Core (Leverage) .   100,924    29,280       71,644     10.34       3.00

     Risk-based ......   107,627    42,544       65,083     20.24       8.00

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action
     -----------------------------------
regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured
     -----------------------------
by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF") (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could have been placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.9 million on a pre-tax basis and $1.7 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal 1997 ranged from 6.48 to 23 basis points, excluding the SAIF special assessment rate of 65.7 basis points, and the regular premium paid for this period was $1.0 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and
     --------------------------------
SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, under some bills, or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulations as applies to state commercial banks. A more recent bill considered by the House Banking Committee would allow savings institutions to continue to exercise their current powers after converting to a bank charter. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted and, if so, the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally
     ----------------------
subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1997, the Bank's limit on loans to one borrower was $18.3 million. At March 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.1 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under
     --------
the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1997, the Bank maintained 91.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations
     ------------------------------------
upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1997, the Bank was a Tier I Bank.

     Liquidity. The Bank is required to maintain an average daily balance of
     ----------
specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for March 31, 1997 were 13.4% and 12.4% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the
     -----------
OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1997 totaled $156,000.

     Branching. OTS regulations permit nationwide branching by federally
     ----------
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in
     ----------------------------------
transactions with related parties or "affiliates" (e.g., any company that
                                                   ----
controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement
     ------------
responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have
     -----------------------------------
adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality, earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1997, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank will report their income on a
     --------
consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the Internal Revenue Service ("IRS") in 1983 and has never been audited by the Massachusetts Department of Revenue ("DOR"). For its 1997 fiscal year, the Bank is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserve. For fiscal years beginning prior to December 31, 1995,
     -----------------
thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e.,
                                                                        -----
take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture over a six-year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The Bank has previously accrued taxes for the "excess" balance of its tax bad debt reserve. Thus, no additional tax liability has been recorded as a result of the 1996 Act.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend
     --------------
distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levies a 65.7-cent fee on
     ---------------------------------
every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment must be reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative
     ----------------------------------
minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

STATE AND LOCAL TAXATION

     Commonwealth of Massachusetts Taxation. On July 27, 1995, the Governor of
     ---------------------------------------
Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rate was 12.13% for 1995 and 11.72% for 1996, and will be 11.32% for 1997, 10.91% for 1998 and
10.50% for 1999. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996. The net worth or tangible property of such grandfathered subsidiaries is taxed at a rate of 0.26%. Such grandfathered subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company is expected to qualify for this reduced tax rate provided that it is exclusively engaged in activities of a "securities corporation." The Company believes that it will qualify as a securities corporation because a separate subsidiary was formed to make the loan to the Bank's Employee Stock Ownership Plan and related trust and all of the Company's other activities qualify as activities permissible for a securities corporation. If the Company fails to so qualify, however, it will be taxed as a financial institution at a rate of 10.50% beginning in fiscal 1998 rather than at the phased-in rates.

     Delaware Taxation. As a Delaware holding company not earning income in
     ------------------
Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                                 AGE AT
              NAME            MARCH 31, 1997                POSITION
     ----------------------  ---------------      ----------------------------
     Kevin J. McGillicuddy            57          Senior Vice President of the
                                                   Company and the Bank
     Frederick R. Sullivan            55          Senior Vice President of the
                                                   Company and the Bank
     Terrence M. Tyrrell              47          Senior Vice President of the
                                                   Company and the Bank
     Nelson J. Braga                  38          Vice President of the Bank
     Joseph J. Bustin                 56          Vice President of the Bank
     Philip G. Campbell               48          Vice President of the Bank
     Christine F. Chicca              50          Vice President of the Bank
     Sheila M. Rioux                  56          Vice President of the Bank
     Robert A. Skurka                 45          Vice President of the Bank
     Gary J. Vierra                   36          Vice President of the Bank
     Anthony L. Weatherford           46          Vice President of the Bank
     Cecilia R. Viveiros              34          Corporate Secretary of the
                                                   Company and the Bank

ITEM 2. PROPERTIES.
-------------------

     The Company currently conducts its business through an administrative and full service branch office and an operations office located in Fall River and 12 other full service branch offices and five loan origination centers, most of which are located in Southeastern Massachusetts and Rhode Island. In September 1996, the Company began development of the Swansea Property for the purpose of constructing a new centralized administrative and operations center and branch office. The development and construction costs for the Swansea Property are estimated to be approximately $10.5 million, of which $3.1 million has been incurred as of March 31, 1997. Once this project is completed, in late 1997, the Company believes that the Company's facilities will be adequate to meet the then present and immediately foreseeable needs of the Company.

                                                                                    NET BOOK VALUE
                                                  ORIGINAL                          OF PROPERTY OR
                                                    YEAR                               LEASEHOLD
                                      LEASED       LEASED        DATE OF             IMPROVEMENTS
                                        OR           OR           LEASE                   AT
     LOCATION                         OWNED       ACQUIRED     EXPIRATION           MARCH 31, 1997
--------------------------------      -----      ---------    ---------------      -----------------
                                                                                     (IN THOUSANDS)
ADMINISTRATIVE/CORPORATE/
BRANCH OFFICE:

 1 North Main Street                  Owned        1956                -                  $   535
 Fall River, MA  02720

OPERATIONS CENTER:

 186 South Main Street                Leased       1987      November 1997(1)                   7
 Fall River, MA  02721

 Route 118 (Swansea Mall Drive)(2)    Owned        1994                -                    3,535
 Swansea, MA  02777

BRANCH OFFICES:

 27 Park Street                       Owned        1990                -                    1,751
 Attleboro, MA  02703

 33 Sullivan Drive                    Owned        1979                -                      407
 Fall River, MA  02721

 1450 Plymouth Avenue                 Owned        1972                -                      365
 Fall River, MA  02721

 278 Union Street                     Owned        1972                -                      467
 New Bedford, MA  02740

 254 Rockdale Avenue                  Owned        1983                -                       13
 New Bedford, MA  02740

 265 Newport Avenue                   Owned        1996                -                      721
 Pawtucket, RI  02860

 741 Willett Avenue                   Owned        1995                -                      707
 East Providence, RI  02915

 1519 Newman Avenue                   Owned        1994                -                      506
 Seekonk, MA  02771

                                                                                                  NET BOOK VALUE
                                                         ORIGINAL                                  OF PROPERTY OR
                                                          YEAR                                        LEASEHOLD
                                      LEASED              LEASED          DATE OF                   IMPROVEMENTS
                                        OR                  OR              LEASE                        AT
     LOCATION                         OWNED               ACQUIRED        EXPIRATION                MARCH 31, 1997
--------------------------------      -----               ---------     ---------------           -----------------
                                                                                                    (IN THOUSANDS)
 149 Grand Army Highway               Owned                 1963               -                        123
 Somerset, MA  02725

 2 Washington Street                  Owned                 1976               -                        862
 Taunton, MA  02780

 2100 Warwick Avenue                  Owned                 1996               -                        660
 Warwick, RI  02889

 975 Ashley Boulevard (3)             Leased                1996               -                      1,092
 New Bedford, MA  02745

LOAN ORIGINATION CENTERS:

 12 White's Path, Unit 7              Leased                1992          October 1998 (4)                -
 Yarmouth, MA  02664

 62 Auburn Street                     Leased                1990             June 1997                    -
 Auburn, MA  01501

 1325 Springfield Street              Leased                1992             June 1997 (4)                -
 Agawam, MA  01089

 10 Wall Street                       Leased                1994         December 1997 (4)                -
 Burlington, MA  01803

 333 Main Street                      Leased                1990         September 1998 (4)               -
 East Greenwich, RI  02818                                                                          -------

      Total.........................................................................                $11,751
                                                                                                    =======

_____________________________________
(1) The original lease expires in August, 1997. The Company and landlord have agreed to a three month extension whereby the Company will vacate the premises by November, 1997.
(2) The Company's current expansion plans include the development of a new centralized administrative and operations center and branch office on this property which is expected to become operational in late 1997. Total development and construction costs for the property are estimated to be approximately $10.5 million. Net book value includes the $434,000 cost of the land and $3.1 million in construction and development costs as of March 31, 1997.
(3) In 1996, the Company entered into a lease agreement for the land. The lease has a commencement date of November 1, 1996 and a term of 20 years with four five-year renewal options. Subsequent to entering into the lease agreement, the Company constructed a branch office location which structure the Company owns. This branch office opened for business on February 25, 1997.
(4)  The Company has options to renew this lease which range from 1 to 10 years.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

     The above-captioned information appears under Selected Consolidated Financial and Other Data of the Company in the Registrant's 1997 Annual Report to Stockholders on pages 10 and 11 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

     The above-captioned information appears under "Managements Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 13 through 28 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     The Consolidated Financial Statements of FIRSTFED AMERICA BANCORP, INC. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1997 Annual Report to Stockholders on pages F-1 through F-27 and are incorporated herein by reference.

     Quarterly data is not presented for the fiscal year ended March 31, 1997 as the Company did not have a full quarter of operations.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to "Additional Item- Executive Officers of the Registrant" contained herein and the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 5, 1997, at pages 5 and 6.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 5, 1997, at pages 8 through 16 (excluding the Compensation Committee Report on Executive Compensation and Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 5, 1997, at pages 4 through 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 5, 1997, at page 16.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

     (a)  The following documents are filed as a part of this report:


           (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders:

                                                                                PAGE

     Independent Auditors' Report.......................................         F-1

     Consolidated Balance Sheets as of
       March 31, 1997 and 1996..........................................         F-2

     Consolidated Statements of Operations for the Fiscal Years Ended
       March 31, 1997, 1996 and 1995....................................         F-3

     Consolidated Statements of Changes in Stockholders' Equity for
       the Fiscal Years Ended March 31, 1997, 1996 and 1995.............         F-4

     Consolidated Statements of Cash Flows for the Fiscal Years
       Ended March 31, 1997, 1996 and 1995..............................         F-5

     Notes to Consolidated Financial Statements.........................  F-6 - F-27

     The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

          (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  Exhibits

               (a) The following exhibits are filed as part of this report.

                   3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC.*
                   3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC.*
                   4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC.*
                  10.1  Forms of Employment Agreement between Company and
                        Robert F. Stoico and Employment Agreement between the Bank and Robert F. Stoico*
                  10.2  Forms of Employment Agreement between Company and Kevin
                        J. McGillicuddy and Employment Agreement between the Bank and Kevin J. McGillicuddy*
                  10.3 Forms of Employment Agreement between Company and Frederick R. Sullivan and Employment Agreement between the Bank and Frederick R. Sullivan*
                  10.4 Forms of Employment Agreement between Company and Terrence M. Tyrrell and Employment Agreement between the Bank and Terrence M. Tyrrell*
                  10.5 Form of Change in Control Agreement between the Bank and Certain Executive Officers*
                  10.6 First Federal Savings Bank of America Employee Severance Compensation Plan*
                  10.7 First Federal Savings Bank of America Employee Stock Ownership Plan and Trust*
                  10.8 FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive Plan**
                  10.9 First Federal Savings Bank of America 1996 Supplemental Executive Retirement Plan*
                  11.0  Computation of earnings per share (not applicable)***
                  13.0 Portions of the 1997 Annual Report to Stockholders (filed herewith)
                  21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary Activities" and
                        "Item 1. Business - General"
                  27.0  Financial Data Schedule (filed herewith)
                  99.0  Proxy Statement for 1997 Annual Meeting (filed herewith)



               _____________________________
               * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.
              ** Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated June 20, 1997.
             *** Not applicable as the Company did not have a full quarter of earnings in fiscal 1997.

                 (b)  Reports on Form 8-K.

                         None.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRSTFED AMERICA BANCORP, INC.


                                           By: /s/ Robert F. Stoico
                                               ---------------------
                                               Robert F. Stoico
                                               President and Chief Executive
                                               Officer
  DATED:  June 30, 1997
          -------------

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

    Name                            Title                                                      Date
    ----                            -----                                                      ----
/s/ Robert F. Stoico                President and Chief Executive Officer                      June 30, 1997
------------------------------      and Chairman of the Board                                  -------------
Robert F. Stoico                    (Principal Executive Officer)

 /s/ Terrence M.  Tyrrell           Senior Vice President                                      June 30, 1997
------------------------------                                                                 -------------
Terrence M. Tyrrell                 (Principal Accounting and Financial Officer)

/s/ Gilbert C. Oliveira             Director                                                   June 30, 1997
------------------------------                                                                 -------------
Gilbert C. Oliveira

/s/ Thomas A. Rodgers, Jr.          Director                                                   June 30, 1997
------------------------------                                                                 -------------
Thomas A. Rodgers, Jr.

/s/ Richard W. Cederberg            Director                                                   June 30, 1997
------------------------------                                                                 -------------
Richard W. Cederberg

/s/ John S. Holden, Jr.             Director                                                   June 30, 1997
------------------------------                                                                 -------------
John S. Holden, Jr.

/s/ Dr. Paul A. Raymond             Director                                                   June 30, 1997
------------------------------                                                                 -------------
Dr. Paul A. Raymond

/s/ Anthony L. Sylvia               Director                                                   June 30, 1997
------------------------------                                                                 -------------
Anthony L. Sylvia