Form 10-Q
period 1997-06-30
FIRSTFED AMERICA BANCORP INC
filed 1997-08-14
CIK 1023640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ________

                        COMMISSION FILE NUMBER 1-12305

                        FIRSTFED AMERICA BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3331237
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        ONE NORTH MAIN STREET,                          02720
              FALL RIVER,                            (ZIP CODE)
             MASSACHUSETTS
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 679-8181

  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 11, 1997, there were 8,707,152 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
 PART I  FINANCIAL INFORMATION                                             ----
 Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
         March 31, 1997.................................................     1
         Consolidated Statements of Operations for the three months
         ended June 30, 1997 (unaudited) and 1996 (unaudited)...........     2
         Consolidated Statements of Changes in Stockholders' Equity for
         the three months ended June 30, 1997 (unaudited) and the
         fiscal years ended March 31, 1997 and 1996.....................     3
         Consolidated Statements of Cash Flows for the three months
         ended June 30, 1997 (unaudited) and 1996 (unaudited)...........     5
         Notes to Unaudited Consolidated Financial Statements...........     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operation...........................................     8
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings..............................................    13
 Item 2. Changes in Securities..........................................    13
 Item 3. Default Upon Senior Securities.................................    13
 Item 4. Submission of Matters to a Vote of Security Holders............    13
 Item 5. Other Information..............................................    13
 Item 6. Exhibits and Reports on Form 8-K...............................    13
 Signatures..............................................................   14

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           JUNE 30,    MARCH
                         ASSETS                              1997     31, 1997
                         ------                           ----------  --------
                                                              (UNAUDITED)
Cash on hand and due from banks..........................     16,899  $ 14,130
Short-term investments...................................          0    39,410
Mortgage loans held for sale.............................     14,788    23,331
Investment securities available for sale.................      1,631       888
Mortgage-backed securities available for sale............     46,521    31,732
Investment securities held to maturity...................     23,987    20,991
Mortgage-backed securities held to maturity..............     14,924    15,435
Stock in Federal Home Loan Bank of Boston, at cost.......      9,531     9,531
Loans receivable, net of allowance for loan losses of
 $9,746 and $8,788.......................................    861,127   796,355
Accrued interest receivable..............................      5,232     4,722
Office properties and equipment, net.....................     17,384    14,215
Mortgage servicing rights................................      1,988     1,630
Real estate owned, net...................................        576       665
Deferred income tax asset, net...........................      4,346     4,511
Income tax receivable....................................         14       263
Prepaid expenses and other assets........................      1,928     1,927
                                                          ----------  --------
    Total assets......................................... $1,020,876  $979,736
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Deposits...............................................    726,197   723,976
  FHLB advances..........................................    151,234   111,062
  Advance payments by borrowers for taxes and insurance..      5,746     5,580
  Accrued interest payable...............................        787       717
  Accrued income taxes...................................      1,023         0
  Other liabilities......................................     11,713    16,247
                                                          ----------  --------
    Total liabilities....................................    896,700   857,582
                                                          ==========  ========
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued...............................        --        --
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 8,707,152 shares issued and outstanding...         87        87
  Additional paid-in capital.............................     84,478    84,334
  Retained earnings......................................     45,250    43,603
  Unrealized gain on investments available for sale, net
   of tax................................................        557       326
  Unallocated ESOP shares................................     (6,196)   (6,196)
                                                          ----------  --------
    Total stockholders' equity...........................    124,176   122,154
                                                          ----------  --------
    Total liabilities and stockholders' equity........... $1,020,876  $979,736
                                                          ==========  ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                     JUNE 30
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                   (UNAUDITED)
Interest and dividend income:
  Loans......................................................... $16,319 $13,295
  Investment securities.........................................     529     358
  Mortgage-backed securities....................................   1,001     126
  Federal Home Loan Bank stock..................................     154     106
                                                                 ------- -------
    Total interest and dividend income..........................  18,003  13,885
                                                                 ------- -------
Interest expense:
  Deposits......................................................   8,575   6,789
  Borrowed funds................................................   2,026   1,627
                                                                 ------- -------
    Total interest expense......................................  10,601   8,416
                                                                 ------- -------
    Net interest income before provision for loan losses........   7,402   5,469
                                                                 ------- -------
Provision for loan losses.......................................   1,000   1,000
                                                                 ------- -------
    Net interest income after provision for loan losses.........   6,402   4,469
                                                                 ------- -------
Noninterest income:
  Loan servicing income.........................................     651     693
  Gain on sale of mortgage loans, net...........................     113      44
  Other income..................................................     538     493
                                                                 ------- -------
    Total noninterest income....................................   1,302   1,230
                                                                 ------- -------
Noninterest expense:
  Compensation and employee benefits............................   2,679   2,075
  Office occupancy and equipment................................     603     420
  Advertising and business promotion............................     284     275
  Federal deposit insurance premiums............................     112     302
  Data processing...............................................     177     180
  Other.........................................................     894     595
                                                                 ------- -------
    Total noninterest expense...................................   4,749   3,847
                                                                 ------- -------
    Income before income tax expense............................   2,955   1,852
Income tax expense..............................................   1,308     781
                                                                 ------- -------
    Net income.................................................. $ 1,647 $ 1,071
                                                                 ======= =======
Earnings per share.............................................. $  0.20     N/A
                                                                 ======= =======
Weighted average shares outstanding.............................   8,110     N/A
                                                                 ======= =======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE THREE
                                                           MONTHS ENDED JUNE 30
                                                           --------------------
                                                              1997      1996
                                                           ---------  ---------
                                                               (UNAUDITED)
Cash flows from operating activities:
  Net income............................................... $  1,647  $  1,071
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Amortization (accretion) of:
      Premium on investment and mortgage-backed securities.        4         1
      Deferred loan origination fees, net..................      108       (94)
      Mortgage servicing rights............................      102         3
    Provisions for:
      Loan losses..........................................    1,000     1,000
      Deferred income taxes................................       21      (184)
    (Gains) losses on sales of:
      Real estate owned....................................      (23)      (22)
      Mortgage loans.......................................     (113)      (44)
    Net proceeds from sales of mortgage loans..............   46,903    44,691
    Origination of loans held for sale.....................  (38,706)  (33,691)
    Real estate owned valuation write-downs................       70        90
    Depreciation of office properties and equipment........      325       147
    Appreciation in fair value of allocated ESOP shares....      144         0
    Increase or decrease in:
      Accrued interest receivable..........................     (510)     (471)
      Income tax receivable................................      249        (9)
      Prepaid expenses and other assets....................       (1)     (519)
      Accrued interest payable.............................       70       345
      Accrued income taxes and other liabilities...........   (3,511)   (1,133)
                                                            --------  --------
        Net cash provided by operating activities..........    7,779    11,181
                                                            --------  --------
Cash flows from investing activities:
  Payments received on mortgage-backed securities available
   for sale ............................................... $    669  $      0
  Purchase of mortgage-backed securities available-for-
   sale....................................................  (15,190)        0
  Maturities of investment securities......................    3,000     5,000
  Purchases of investment securities held to maturity......   (5,993)   (2,500)
  Payments received on mortgage-backed securities held to
   maturity................................................      511       109
  Purchases of investment securities available for sale....     (643)        0
  Purchase of the Federal Home Loan Bank Stock.............        0      (337)
  Net increase in loans....................................  (66,200)  (90,882)
  Proceeds from sale of real estate owned..................      362       303
  Purchases of office properties and equipment.............   (3,495)     (984)
                                                            --------  --------
        Net cash used in investing activities..............  (86,979)  (89,291)
                                                            --------  --------

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                         FOR THE THREE
                                                             MONTHS
                                                         ENDED JUNE 30
                                                       -------------------
                                                         1997      1996
                                                       --------  ---------
                                                          (UNAUDITED)
Cash flows from financing activities:
  Net increase in deposits............................ $  2,221  $  16,834
  FHLB overnight advances.............................  117,516    205,910
  Repayments on FHLB advances.........................  (77,344)  (144,403)
  Net change in advance payments by borrowers for
   taxes and insurance................................      166        377
                                                       --------  ---------
    Net cash provided by financing activities.........   42,559     78,718
                                                       --------  ---------
Net increase in cash and cash equivalents.............  (36,641)       608
Cash and cash equivalents at beginning of year........   53,540     13,277
                                                       --------  ---------
Cash and cash equivalents at end of year.............. $ 16,899  $  13,885
                                                       ========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest.......................................... $ 10,531  $   7,134
                                                       ========  =========
    Income taxes...................................... $      0  $   1,500
                                                       ========  =========
Supplemental disclosures of noncash investing
 activities:
  Property acquired in settlement of loans............ $    320  $     167
                                                       ========  =========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997 AND THE FISCAL YEARS ENDED
                            MARCH 31, 1997 AND 1996
                                (IN THOUSANDS)

                                    SHARES                             INVESTMENTS
                                      OF          ADDITIONAL            AVAILABLE                  TOTAL
                          PREFERRED COMMON COMMON  PAID-IN   RETAINED   FOR SALE,  UNALLOCATED STOCKHOLDERS'
                            STOCK   STOCK  STOCK   CAPITAL   EARNINGS      NET     ESOP SHARES    EQUITY
                          --------- ------ ------ ---------- --------  ----------- ----------- -------------
                                                             (UNAUDITED)
Balance at March 31,
 1995...................                                     $41,430      $267                   $ 41,697
Changes in net
 unrealized gain on
 investments available
 for sale, net of taxes.                                                   118                        118
Net income..............                                       4,603                                4,603
                             ---    -----   ---    -------   -------      ----       -------     --------
Balance at March 31,
 1996...................       0        0     0          0    46,033       385             0       46,418
Stock issued pursuant to
 initial common stock
 offering...............            8,062    81     77,510                                         77,591
Issuance of 645,380
 shares to The FIRSTFED
 Charitable Foundation
 charged to expense.....              645     6      6,448                                          6,454
Common stock acquired by
 ESOP...................                                                              (6,970)      (6,970)
Reduction in unallocated
 ESOP shares charged to
 expense................                                                                 774          774
Appreciation in fair
 value of allocated ESOP
 shares charged to
 expense................                               376                                            376
Change in net unrealized
 gain on investments
 available for sale,
 net....................                                                   (59)                       (59)
Net loss................                                      (2,430)                              (2,430)
                             ---    -----   ---    -------   -------      ----       -------     --------
Balance at March 31,
 1997...................       0    8,707    87     84,334    43,603       326        (6,196)     122,154
Appreciation in fair
 value of allocated ESOP
 shares charged to
 expense................                               144                                            144
Change in net unrealized
 gain on investments
 available for sale,
 net....................                                                   231                        231
Net income..............                                       1,647                                1,647
                             ---    -----   ---    -------   -------      ----       -------     --------
Balance at June 30,
 1997...................       0    8,707   $87    $84,478   $45,250      $557       $(6,196)    $124,176
                             ===    =====   ===    =======   =======      ====       =======     ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), and its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank") and FAB FUNDING CORPORATION ("FAB FUNDING"). First Federal Savings Bank of America includes its wholly-owned subsidiary, FIRSTFED MORTGAGE CORPORATION.

  The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 1998.

  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS 128 established standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

  SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will make the required disclosures in future financial statements.

NOTE 3. CONVERSION TO STOCK FORM OF OWNERSHIP

  The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on September 6, 1996. On January 15, 1997, (i) the Bank converted from a federally charted mutual savings bank to a federally chartered stock savings bank (ii) the Bank issued all of its outstanding capital stock to the Company and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share 7,364,762 shares of Common Stock to certain of the Bank's eligible account holders who had subscribed for such shares (collectively, the "Conversion"), by selling 697,010 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 645,380 shares of Common Stock to The FIRSTFED Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $77.6 million, after expenses of $3.0 million. Net proceeds of $43.4 million were invested in the Bank to increase the Bank's tangible capital to 10% of the Bank's total adjusted assets. The Company established The FIRSTFED Charitable Foundation dedicated to the communities served by the Bank. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $6.5 million was charged to expense.

  Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of the conversion in an amount equal to the retained earnings of the Bank as of the date of its latest balance sheet date, September 30, 1996, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount at the liquidation account is decreased if the balances of eligible depositors decrease at the annual determination dates. The liquidation account approximated $31.1 million (unaudited) at March 31, 1997.

  The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

  In addition to the 25,000,000 authorized shares of common stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of June 30, 1997, there were no shares of preferred stock issued.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND MARCH 31, 1997

GENERAL

  Total assets at June 30, 1997 were $1.021 billion, an increase of $41.1 million, or 4.2%, compared to $979.7 million at March 31, 1997. Asset growth was primarily attributable to growth in net loans receivable, which increased from $796.4 million to $861.1 million, an increase of $64.8 million, or 8.1%, as well as growth in mortgage-backed securities available for sale, which increased from $31.7 million to $46.5 million, an increase of $14.8 million or 46.6%. This growth was primarily funded by a $39.4 million reduction in Federal Home Loan Bank Overnight Investments, a reduction in mortgage loans held for sale which decreased by $8.5 million from $23.3 million to $14.8 million, or 36.6%, as well as Federal Home Loan Bank advances which increased $40.2 million, or 36.2%, from $111.1 million at March 31, 1997 to $151.2 million at June 30, 1997. This growth provides for increased leverage of stockholders' equity resulting in a reduction in stockholders' equity to total assets at March 31, 1997 from 12.47% to 12.16% at June 30, 1997, or a .31%
decrease.

  Total deposits at June 30, 1997 were $726.2 million, an increase of $2.2 million, or .31%, compared to $724.0 million at March 31, 1997. The $2.2 million increase was the result of a $4.8 million increase in checking and savings accounts and a $2.6 million decrease in certificates. Stockholders' equity at June 30, 1997 was $124.2 million, compared to $122.2 million at March 31, 1997, an increase of $2.0 million, or 1.66%.

LIQUIDITY AND CAPITAL

  The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, investment maturities, and proceeds from the sale of loans. While scheduled amortization of loans and investment maturities are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight FHLB line of credit and approximately $350 million of additional borrowing capacity at the Federal Home Loan Bank. The Bank has maintained liquid assets in excess of the required minimum levels as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's current required liquidity ratio is 5%. At June 30, 1997 and March 1997 the Bank's liquidity ratio was 5.30% and 13.40% respectively. Management has redeployed excess liquidity into higher yielding assets during the quarter.

  The Company's most liquid assets are cash, Federal Home Loan Bank overnight deposits, mortgage loans held for sale, investments available for sale, and mortgage-backed securities available for sale. These asset levels are dependent on the Company's operating, financing, lending, and investing activities during any given period. At June 30, 1997, the Bank's cash, Federal Home Loan Bank overnight deposits, mortgage loans held for sale, investments available for sale, and mortgage-backed securities available for sale totaled $79.8 million or 7.8% of the Bank's total assets. Additional investments were available which qualified for the Bank's regulatory liquidity requirements.

  The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1997, the Bank had $151.2 million in advances outstanding from the FHLB. The Company generally maintains a competitive deposit rate strategy in its market and sources of funds such as FHLB advances and repurchase agreements will also be used to supplement cash flow needs.

  At June 30, 1997, the Company had commitments to originate loans and unused outstanding lines of credit totaling $54.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1997, totaled $383.9 million.

  At June 30, 1997, the consolidated stockholders' equity to total assets ratio was 12.16%. At June 30, 1997, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $103.9 million, or 10.23%, of total adjusted assets, is above the required level of $15.2 million or 1.5%; core capital of $103.9 million, or 10.23% of total adjusted assets, is above the required level of $30.5 million, or 3.0%; and risk-based capital of $110.9 million, or 19.72% of risk-weighted assets, is above the required level of $45.0 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

ASSET QUALITY

  The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest.

                                                         AT JUNE 30, AT MARCH 31
                                                         ----------- -----------
                                                            1997        1997
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
      Non-accrual loans:
        Mortgage loans:
          One- to four-family..........................    $2,022      $1,908
          Multi-family.................................       268         268
          Commercial real estate.......................       975         976
          Construction and land........................       117         232
                                                           ------      ------
            Total mortgage loans.......................     3,382       3,384
                                                           ------      ------
        Commercial loans...............................       --          --
        Consumer loans:
          Home equity lines                                   129         114
          Second mortgages.............................        22          95
          Other consumer loans.........................        21          69
                                                           ------      ------
            Total consumer loans.......................       172         278
                                                           ------      ------
            Total nonaccrual loans.....................     3,554       3,662
      Real estate owned, net(1)........................       576         665
                                                           ------      ------
            Total non-performing assets................     4,130       4,327
                                                           ======      ======
      Allowance for loan losses as a percent of
       loans(2)........................................      1.12%       1.09%
      Allowance for loan losses as a percent of non-
       performing loans(3).............................    273.99%     239.98%
      Non-performing loans as a percent of loans(2)(3).      0.41%       0.45%
      Non-performing assets as a percent of total
       assets(4).......................................      0.40%       0.44%

--------
(1) REO balances are shown net of related valuation allowances.
(2) Loans includes loans receivable, net, excluding allowance for loan losses.
(3) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectability of interest or principal.
(4) Non-performing assets consist of non-performing loans and real estate owned (REO).

ANALYSIS OF NET INTEREST INCOME

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

  The following table sets forth certain information relating to the Company for the three months ended June 30, 1997 and June 30, 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                     FOR THE THREE MONTHS ENDED JUNE 30,
                          -----------------------------------------------------------
                                      1997                          1996
                          ------------------------------ ----------------------------
                           AVERAGE             AVERAGE   AVERAGE            AVERAGE
                           BALANCE   INTEREST YIELD/COST BALANCE  INTEREST YIELD/COST
                          ---------  -------- ---------- -------  -------- ----------
                                           (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Loans receivable, net
   and mortgage loans
   held for sale........    853,268   16,319     7.67%   695,716   13,295     7.66%
  Investment securities.     45,457      683     6.03%    29,813      464     6.24%
  Mortgage-backed
   securities...........     58,073    1,001     6.91%     7,199      126     7.02%
                          ---------   ------     ----    -------   ------     ----
    Total interest-
     earning assets.....    956,798   18,003     7.55%   732,728   13,885     7.60%
                                      ------     ----              ------     ----
Noninterest-earning
 assets.................     44,367                       31,002
                          ---------                      -------
    Total assets........  1,001,165                      763,730
                          =========                      =======
LIABILITIES AND RETAINED
 EARNINGS:
Interest-bearing
 liabilities:
  Deposits..............    684,632    8,575     5.02%   548,491    6,789     4.96%
  FHLB advances.........    130,383    2,026     6.23%   108,671    1,627     6.01%
                          ---------   ------     ----    -------   ------     ----
    Total interest-
     bearing
     liabilities........    815,015   10,601     5.22%   657,162    8,416     5.14%
                                      ------     ----              ------     ----
Noninterest-bearing
 liabilities............     62,967                       59,612
                          ---------                      -------
    Total liabilities...    877,982                      716,774
                          ---------                      -------
Retained earnings.......    123,183                       46,956
                          ---------                      -------
    Total liabilities
     and retained
     earnings...........  1,001,165                      763,730
                          =========                      =======
Net interest rate
 spread.................               7,402     2.33%              5,469     2.46%
                                      ======     ====              ======     ====
Net interest margin.....                         3.10%                        2.99%
                                                 ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     117.40%                      111.50%
                          =========                      =======

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND THE THREE MONTHS ENDED JUNE 30, 1996

GENERAL

  Net income increased to $1.6 million for the three months ended June 30, 1997, compared to net income of $1.1 million for the three months ended June 30, 1996, an increase of 53.8%. The increase in net income is due to growth in residential, commercial, and consumer loan balances as well as investment earnings on the $77.6 million of net conversion proceeds raised on January 15, 1997.

INTEREST INCOME

  Interest income for the three months ended June 30, 1997 was $18.0 million, compared to $13.9 million for the three months ended June 30, 1996, an increase of $4.1 million, or 29.7%. The increase in interest income is primarily attributable to a $224.1 million increase in average interest-earning assets which increased to $956.8 million for the three months ended June 30, 1997 from $732.7 million for the three months ended June 30, 1996. The increase in average interest-earning balances was partially offset by a five basis point decrease in the average yield. The average yield on interest-earning assets decreased to 7.55% for the three months ended June 30, 1997 from 7.60% for the three months ended June 30, 1996.

  Interest income on loans receivable and mortgage loans held for sale for the quarter ended June 30, 1997 increased by $3.0 million, or 22.7%, to $16.3 million compared to $13.3 million for the same quarter in 1996. This increase was primarily attributable to an increase of $157.6 million in the average loan balance and a one basis point increase in yield on loans receivable and mortgage loans held for sale. Interest income from short-term investments, investment securities and Federal Home Loan Bank stock was $683,000 for the quarter ended June 30, 1997, compared to $464,000 for the comparable quarter in 1996. The average yield on investment securities declined by 21 basis points due to the impact of increased short-term investment balances carried in portfolio during the quarter ending June 30, 1997 with lower yields than the longer-term U.S. Treasury Securities which comprised most of the portfolio in the quarter ending June 30, 1996. The average balance increased by $15.6 million to an average of $45.5 million during the three months ending June 30, 1997. Interest on mortgage-backed securities for the quarter ended June 30, 1997 increased by $875,000 to $1.0 million, compared to $126,000 for the same quarter in 1996. This increase in income was due to the combined effects of a $50.9 million increase in the average balance offset by a decrease in average yield of 11 basis points to 6.91% during the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996.

INTEREST EXPENSE

  Interest expense for the three months ended June 30, 1997 was $10.6 million, compared to $8.4 million for the three months ended June 30, 1996, an increase of $2.2 million, or 26.0%. The increase in interest expense was primarily the result of an increase in the average outstanding balance of total interest-bearing liabilities which increased to $815.0 million for the three months ended June 30, 1997, from $657.2 million for the three months ended June 30, 1996.

NET INTEREST INCOME

  Net interest income before provision for loan losses was $7.4 million for the three months ended June 30, 1997 compared to $5.5 million for the three months ended June 30, 1996. This was a $1.9 million, or 35.3%, increase. Net interest income improved as the increase in the average balance of interest-earning assets more than offset a decrease in the net interest rate spread, from 2.46% for the three months ended June 30, 1996 to 2.33% for the three months ended June 30, 1997. The decrease in the net interest rate spread was primarily due to an increase in the average balance of higher cost certificate accounts and Federal Home Loan Bank advances. The Company's net interest margin increased to 3.10% for the three months ended June 30, 1997 from 2.99% for the three months ended June 30, 1996.

PROVISION FOR LOAN LOSSES

  For the three months ended June 30, 1997, the Company's provision for loan losses was $1.0 million, compared to the same amount for the same prior year period. Loan balances have increased steadily over an extended period of time, and are expected to continue increasing, thus general reserve balances have been increased accordingly. Additionally, consumer and commercial lending balances continue to increase and these types of lending carry greater credit risk than the residential lending which has in past years been the Bank's core lending strategy. The allowance for loan losses as a percentage of loans at June 30, 1997 was 1.12% as compared to 1.09% at March 31, 1997 and .88% at June 30, 1996.

NONINTEREST INCOME

  Noninterest income increased to $1.3 million for the three months ended June 30, 1997 compared to $1.2 million for the three months ended June 30, 1996, an increase of $72,000, or 5.9%. Loan servicing income decreased to $651,000 compared to $693,000 and gain/(loss) on sale of mortgage loans improved to $538,000 from $493,000. These changes were primarily due to the effect of SFAS No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS No. 122") on April 1, 1996, which results in the recognition of mortgage servicing rights on loans originated and sold during the period, as a component of the gain/(loss) on sale of mortgage loans. The mortgage servicing rights are amortized as a reduction to loan servicing income.

NONINTEREST EXPENSE

  Total noninterest expense was $4.7 million for the quarter ended June 30, 1997 compared to $3.8 million for the comparable quarter in 1996. Compensation and benefits increased by $604,000 or 29.1% from $2.1 million for the quarter ended June 30, 1996 to $2.7 million for the quarter ended June 30, 1997. The primary reasons for the increase in compensation and employee benefits were $338,000 in expense related to the Bank's Employee Stock Ownership Plan in the quarter ending June 30, 1997, for which there was no corresponding expense in the quarter ending June 30, 1996, as well as additional salary expenses related to the Bank's branch expansion strategy. Office occupancy expense also increased because of the branch expansion strategy to $603,000 for the quarter ended June 30, 1997 versus $420,000 for the quarter ended June 30, 1996, an increase of $183,000 or 43.6%. Federal deposit insurance premiums expense decreased by $190,000, or 62.9%, from $302,000 during the quarter ended June 30, 1996 to $112,000 for the quarter ended June 30, 1997 due to reduced premiums as a result of the Savings Association Insurance Fund recapitalization during the quarter ending September 30, 1996. Other noninterest expense increased to $894,000 for the quarter ended June 30, 1997 versus $595,000 for the quarter ended June 30, 1996, an increase of $299,000, or 50.3%. The largest changes in this category came from a $155,000 increase in professional fees, and a $69,000 increase in new holding company related expenses.

INCOME TAXES

  Income tax expense increased by $527,000, or 67.5%, to $1.3 million, for the quarter ended June 30, 1997 compared to $781,000 for the quarter ended June 30, 1996 due to increased income before taxes. The effective income tax rates for the June 30, 1997 and June 30, 1996 quarters were 44% and 42%, respectively. The Company's effective tax rate increased as a result of non-deductible expenses recorded for the appreciation in the fair value of the allocated ESOP shares.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  The annual meeting of stockholders was held on August 5, 1997. The following proposals were voted on by the stockholders:

                                                             WITHHELD/  BROKER
PROPOSAL                                      FOR    AGAINST  ABSTAIN  NON-VOTES
--------                                   --------- ------- --------- ---------
1)Election of Directors:
  Thomas A. Rodgers, Jr................... 7,729,126          100,017
  Anthony L. Sylvia....................... 7,737,891           91,252
2)Approval of the FIRSTFED
 AMERICA BANCORP, INC
 1997 Stock-Based Incentive Plan.......... 5,576,111 251,190   45,886  1,955,956
3)Ratification of KPMG Peat Marwick
 LLP as independent auditors of the
 Company for the fiscal year ending
 March 31, 1998........................... 7,699,425  93,268   36,450

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits:

     3.1    Certificates of Incorporation of FIRSTFED AMERICA BANCORP, INC.*
     3.2    Bylaws of FIRSTFED AMERICA BANCORP, INC.*
     4.0    Stock Certificate of FIRSTFED AMERICA BANCORP, INC.*
     11     Computation of earnings per share
     27     Financial Data Schedule ( filed herewith )

  b) Reports on Form 8-K

     None

--------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Firstfed America Bancorp, Inc.
                                          Registrant

Date: August 14, 1997                     /s/ Robert F. Stoico
                                          President and Chief Executive
                                           Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date: August 14, 1997                     /s/ Edward A. Hjerpe III
                                          Senior Vice President
                                          (Principal Accounting and Financial
                                           Officer)