Form 10-Q
period 1997-09-30
FIRSTFED AMERICA BANCORP INC
filed 1997-11-13
CIK 1023640

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-12305

                        FIRSTFED AMERICA BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 04-3331237
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

         ONE FIRSTFED PARK,
              SWANSEA,
            MASSACHUSETTS                                02777
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 679-8181

              ONE NORTH MAIN ST., FALL RIVER, MASSACHUSETTS 02720
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 30, 1997, there were 8,707,152 shares of the Registrant's Common Stock outstanding.

================================================================================

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets as of September 30, 1997 (unaudited)
         and March 31, 1997..............................................     2
         Consolidated Statements of Operations for the three months and six months ended September 30, 1997 (unaudited) and 1996
         (unaudited).....................................................     3
         Consolidated Statements of Changes in Stockholders' Equity for
         the six months ended September 30, 1997 (unaudited) and the
         years ended March 31, 1997, 1996, and 1995......................     4
         Consolidated Statements of Cash Flows for the six months ended
         September 30, 1997 (unaudited) and 1996 (unaudited).............     5
         Notes to Unaudited Consolidated Financial Statements............     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations...........................................     8
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings...............................................    18
 Item 2. Changes in Securities...........................................    18
 Item 3. Default Upon Senior Securities..................................    18
 Item 4. Submission of Matters to a Vote of Security Holders.............    18
 Item 5. Other Information...............................................    18
 Item 6. Exhibits and Reports on Form 8-K................................    18
 Signatures...............................................................   19

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30, MARCH 31,
                           A S S E T S                                 1997        1997
                           -----------                             ------------- ---------
                                                                    (UNAUDITED)
Cash on hand and due from banks..................................   $   13,011   $ 14,130
Short-term investments...........................................        3,435     39,410
Mortgage loans held for sale.....................................       17,742     23,331
Investment securities available for sale (amortized cost of
 $1,367 and $5)..................................................        2,678        888
Mortgage-backed securities available for sale (amortized cost of
 $44,497 and $32,059)............................................       44,711     31,732
Investment securities held to maturity (fair value $25,082 and
 $20,958)........................................................       24,984     20,991
Mortgage-backed securities held to maturity (fair value of
 $14,630 and $15,578)............................................       14,300     15,435
Stock in Federal Home Loan Bank of Boston........................        9,531      9,531
Loans receivable, net............................................      870,931    796,355
Accrued interest receivable......................................        5,318      4,722
Office properties and equipment, net.............................       20,808     14,215
Mortgage servicing rights........................................        2,421      1,630
Real estate owned, net...........................................          680        665
Deferred income tax asset, net...................................        3,536      4,511
Income tax receivable............................................          --         263
Prepaid expenses and other assets................................        1,976      1,927
                                                                    ----------   --------
    Total assets.................................................   $1,036,062   $979,736
                                                                    ==========   ========
L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
-----------------------------------------------------------------
Liabilities:
  Deposits.......................................................   $  707,694   $723,976
  Federal Home Loan Bank advances................................      181,533    111,062
  Advance payments by borrowers for taxes and insurance..........        4,933      5,580
  Accrued interest payable.......................................          925        717
  Accrued income taxes...........................................          416        --
  Other liabilities..............................................       14,122     16,247
                                                                    ----------   --------
    Total liabilities............................................      909,623    857,582
                                                                    ----------   --------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
   none issued...................................................          --         --
  Common stock, $.01 par value, 25,000,000 shares authorized;
   8,707,152 shares issued and outstanding.......................           87         87
  Additional paid in capital.....................................       84,605     84,334
  Retained earnings..............................................       47,032     43,603
  Unrealized gain on securities available for sale, net of tax...          911        326
  Unallocated ESOP shares........................................       (6,196)    (6,196)
                                                                    ----------   --------
    Total stockholders' equity...................................      126,439    122,154
                                                                    ----------   --------
    Total liabilities and stockholders' equity...................   $1,036,062   $979,736
                                                                    ==========   ========

     See accompanying condensed notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     ---------------------- --------------------
                                        1997       1996        1997      1996
                                     ----------- ---------- ---------- ---------
                                          (UNAUDITED)           (UNAUDITED)
Interest and dividend income:
  Loans............................. $    17,003 $  14,582  $   33,322 $ 27,877
  Investment securities.............         476       448       1,005      806
  Mortgage-backed securities........       1,028       247       2,028      373
  Federal Home Loan Bank stock......         156       145         311      251
                                     ----------- ---------  ---------- --------
    Total interest and dividend
     income.........................      18,663    15,422      36,666   29,307
                                     ----------- ---------  ---------- --------
Interest expense:
  Deposit accounts..................       8,434     7,195      17,009   13,984
  Borrowed funds....................       2,720     2,555       4,746    4,182
                                     ----------- ---------  ---------- --------
    Total interest expense..........      11,154     9,750      21,755   18,166
                                     ----------- ---------  ---------- --------
    Net interest income before
     provision for loan losses......       7,509     5,672      14,911   11,141
Provision for loan losses...........         750     1,000       1,750    2,000
                                     ----------- ---------  ---------- --------
    Net interest income after
     provision for loan losses......       6,759     4,672      13,161    9,141
Noninterest income:
  Loan servicing income, net........         645       682       1,296    1,372
  Gain on sale of mortgage loans,
   net..............................         362       145         475      189
  Gain on sale of investments.......          30         0          30        0
  Other income......................         541       441       1,079      935
                                     ----------- ---------  ---------- --------
    Total noninterest income........       1,578     1,268       2,880    2,496
                                     ----------- ---------  ---------- --------
Noninterest expense:
  Compensation and employee
   benefits.........................       3,318     2,294       5,997    4,369
  Office occupancy and equipment....         584       480       1,187      900
  Advertising and business
   promotion........................         178       238         462      513
  Federal deposit insurance.........         118     3,217         230    3,519
  Data processing...................         182       149         358      329
  Other expense.....................         798       613       1,693    1,206
                                     ----------- ---------  ---------- --------
    Total noninterest expense.......       5,178     6,991       9,927   10,836
                                     ----------- ---------  ---------- --------
    Income (loss) before income tax
     expense........................       3,159    (1,051)      6,114      801
Income tax expense (benefit)........       1,377      (444)      2,685      337
                                     ----------- ---------  ---------- --------
    Net income (loss)............... $     1,782 $    (607) $    3,429 $    464
                                     =========== =========  ========== ========
Earnings per share.................. $      0.22       N/A  $     0.42      N/A
                                     =========== =========  ========== ========
Weighted average shares outstanding
 (not in thousands) ................   8,129,282       N/A   8,119,628      N/A
                                     =========== =========  ========== ========

     See accompanying condensed notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND THE YEARS ENDED MARCH 31, 1997
                                    AND 1996
                                 (IN THOUSANDS)

                                    SHARES OF        ADDITIONAL            INVESTMENTS  UNALLOCATED     TOTAL
                          PREFERRED  COMMON   COMMON  PAID-IN   RETAINED    AVAILABLE      ESOP     STOCKHOLDERS'
                            STOCK     STOCK   STOCK   CAPITAL   EARNINGS  FOR SALE, NET   SHARES       EQUITY
                          --------- --------- ------ ---------- --------  ------------- ----------- -------------
                                                               (UNAUDITED)
Balance at March 31,
 1995...................     --         --     --         --    $41,430       $267            --      $ 41,697
Changes in net
 unrealized gain on
 investments available
 for sale, net of taxes.     --         --     --         --        --         118            --           118
Net income..............     --         --     --         --      4,603        --             --         4,603
                             ---      -----    ---    -------   -------       ----        -------     --------
Balance at March 31,
 1996...................       0          0      0          0    46,033        385              0       46,418
Stock issued pursuant to
 initial common stock
 offering...............     --       8,062     81     77,510       --         --             --        77,591
Issuance of 645,380
 shares to The FIRSTFED
 Charitable Foundation
 charged to expense.....     --         645      6      6,448       --         --             --         6,454
Common stock acquired by
 ESOP...................     --         --     --         --        --         --          (6,970)      (6,970)
Reduction in unallocated
 ESOP shares charged to
 expense................     --         --     --         --        --         --             774          774
Appreciation in fair
 value of allocated ESOP
 shares charged to
 expense................     --         --     --         376       --         --             --           376
Change in net unrealized
 gain on investments
 available for sale,
 net....................     --         --     --         --        --         (59)           --           (59)
Net loss................     --         --     --         --     (2,430)       --             --        (2,430)
                             ---      -----    ---    -------   -------       ----        -------     --------
Balance at March 31,
 1997...................       0      8,707     87     84,334    43,603        326         (6,196)     122,154
Appreciation in fair
 value of allocated ESOP
 shares charged to
 expense................     --         --     --         271       --         --             --           271
Change in net unrealized
 gain on investments
 available for sale,
 net....................     --         --     --         --        --         585            --           585
Net income..............     --         --     --         --      3,429        --             --         3,429
                             ---      -----    ---    -------   -------       ----        -------     --------
Balance at September 30,
 1997...................       0      8,707    $87    $84,605   $47,032       $911        $(6,196)    $126,439
                             ===      =====    ===    =======   =======       ====        =======     ========

     See accompanying condensed notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    FOR THE SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                                                           (UNAUDITED)
Cash flows from operating activities:
 Net income........................................ $      3,429  $        464
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Amortization (accretion) of:
  Premium on investment and mortgage-backed
   securities......................................           10            (6)
  Deferred loan origination fees, net..............          226           158
  Mortgage servicing rights........................          230            21
 Provisions for:
  Loan losses......................................        1,750         2,000
  Deferred income taxes............................          590        (1,641)
 (Gains) losses on sales of:
  Investment securities available for sale.........          (30)          --
  Real estate owned................................          (29)           19
  Mortgage loans...................................         (475)         (189)
 Net proceeds from sales of mortgage loans.........      108,962        89,621
 Origination of loans held for sale................     (103,918)      (86,739)
 Real estate owned valuation write-downs...........          138            25
 Depreciation of office properties and equipment...          644           413
 Appreciation in fair value of allocated ESOP
  shares...........................................          271           --
 Earned SIP shares.................................          490           --
 Increase or decrease in:
  Accrued interest receivable......................         (596)         (830)
  Income tax receivable............................          263          (141)
  Prepaid expenses and other assets................          (49)       (1,589)
  Accrued interest payable.........................          208           490
  Accrued income taxes and other liabilities.......       (2,199)        4,936
                                                    ------------  ------------
   Net cash provided by operating activities.......        9,915         7,012
                                                    ------------  ------------
Cash flows from investing activities:
 Payments received on mortgage-backed securities
  available for sale...............................        2,739           --
 Purchase of mortgage-backed securities available-
  for-sale.........................................      (15,190)       (9,996)
 Maturities of investment securities...............        6,000         9,000
 Purchases of investment securities held to
  maturity.........................................       (9,987)       (7,993)
 Payments received on mortgage-backed securities
  held to maturity.................................        1,133           374
 Purchases of investment securities available for
  sale.............................................       (1,473)          --
 Sales of investment securities available for sale.          141           --
 Purchase of the Federal Home Loan Bank Stock......          --         (2,901)
 Net increase in loans.............................      (77,289)     (138,997)
 Proceeds from sale of real estate owned...........          613           405
 Purchases of office properties and equipment......       (7,238)       (2,256)
                                                    ------------  ------------
   Net cash used in investing activities...........     (100,551)     (152,364)
                                                    ------------  ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits...............      (16,282)       52,365
 FHLB overnight advances...........................      290,065       416,279
 Repayments on FHLB advances.......................     (219,594)     (324,423)
 Net change in advance payments by borrowers for
  taxes and insurance..............................         (647)          193
                                                    ------------  ------------
   Net cash provided by financing activities.......       53,542       144,414
                                                    ------------  ------------
Net increase in cash and cash equivalents..........      (37,094)         (938)
Cash and cash equivalents at beginning of period...       53,540        13,277
                                                    ------------  ------------
Cash and cash equivalents at end of period......... $     16,446  $     12,339
                                                    ============  ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest.......................................... $     21,547  $     17,676
                                                    ============  ============
 Income taxes...................................... $      1,322  $      3,000
                                                    ============  ============
Supplemental disclosures of noncash investing
 activities:
 Property acquired in settlement of loans.......... $        737  $        432
                                                    ============  ============

     See accompanying condensed notes to consolidated financial statements.

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

  The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 1998.

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

NOTE 2. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 established standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

  SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has determined that the adoption will not have a material impact in comparison to reported EPS.

  In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be effective for 1997 financial statements. The Company's disclosures currently comply with the provisions of this statement.

  In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.

  The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June, 1997, which established standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evalute performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 annual financial statements.

NOTE 3. CONVERSION TO STOCK FORM OF OWNERSHIP

  The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on September 6, 1996. On January 15, 1997, (i) the Bank converted from a federally charted mutual savings bank to a federally charted stock savings bank (ii) the Bank issued all of its outstanding capital stock to the Company and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share 7,364,762 shares of Common Stock to certain of the Bank's eligible account holders who had subscribed for such shares (collectively, the "Conversion"), by selling 697,010 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 645,380 shares of Common Stock to The FIRSTFED Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $77.6 million, after expenses of $3.0 million. Net proceeds of $43.4 million were invested in the Bank to increase the Bank's tangible capital to 10% of the Bank's total adjusted assets. The Company established The FIRSTFED Charitable Foundation dedicated to the communities served by the Bank. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $6.5 million was charged to expense.

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

  In addition to the 25,000,000 authorized shares of common stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of September 30, 1997, there were no shares of preferred stock issued.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND MARCH 31, 1997

GENERAL

  Total assets at September 30, 1997 were $1.036 billion, an increase of $56.3 million, or 5.8%, compared to $979.7 million at March 31, 1997. Asset growth was primarily attributable to growth in net loans receivable, which increased from $796.4 million to $870.9 million, an increase of $74.6 million, or 9.4%, as well as growth in mortgage-backed securities available for sale, which increased from $31.7 million to $44.7 million, an increase of $13.0 million or 40.9%. Partially offsetting this growth was a $36.0 million reduction in short-term investments which decreased from $39.4 million at March 31, 1997 to $3.4 million at September 30, 1997. Balance sheet growth was primarily funded by Federal Home Loan Bank advances, which increased $70.5 million, or 63.5%, from $111.1 million at March 31, 1997 to $181.5 million at September 30, 1997. This growth resulted in a reduction in stockholders' equity to total assets at March 31, 1997 from 12.47% to 12.20% at September 30, 1997, or a .27%
decrease.

  Total deposits at September 30, 1997 were $707.7 million, a decrease of $16.3 million, or 2.3%, compared to $724.0 million at March 31, 1997. Stockholders' equity at September 30, 1997 was $126.4 million, compared to $122.2 million at March 31, 1997, an increase of $4.3 million, or 3.5%.

LIQUIDITY AND CAPITAL

  The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, investment maturities, and proceeds from the sale of loans. While scheduled amortization of loans and investment maturities are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight FHLB line of credit and approximately $450 million of additional borrowing capacity at the Federal Home Loan Bank. The Bank has maintained liquid assets in excess of the required minimum levels as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's current required liquidity ratio is 5%. At September 30, 1997 and March 30, 1997 the Bank's liquidity ratio was 5.33% and 13.40% respectively. Management has redeployed excess liquidity into higher yielding assets during the quarter.

  The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments available for sale, and mortgage-backed securities available for sale. These asset levels are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 1997, the Bank's cash, short-term investments, mortgage loans held for sale, investments available for sale, and mortgage-backed securities available for sale totaled $81.6 million or 7.9% of the Bank's total assets. Additional investments were available which qualified for the Bank's regulatory liquidity requirements.

  The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1997, the Bank had $181.5 million in advances outstanding from the FHLB. The Company generally maintains a competitive deposit rate strategy in its market and sources of funds such as FHLB advances and repurchase agreements may be used to supplement cash flow needs.

  At September 30, 1997, the Company had commitments to originate portfolio loans and unused outstanding lines of credit totaling $89.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1997, totaled $389.8 million.

  At September 30, 1997, the consolidated stockholders' equity to total assets ratio was 12.20%. At September 30, 1997, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $105.4 million, or 10.23%, of total adjusted assets, is above the required level of $15.4 million or 1.5%; core capital of $105.4 million, or 10.23% of total adjusted assets, is above the required level of $30.9 million, or 3.0%; and risk-based capital of $112.5 million, or 19.58% of risk-weighted assets, is above the required level of $46.0 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

OFF-BALANCE SHEET

  At September 30, 1997, the Company maintained two off-balance sheet interest rate swap positions with notional principal balances totaling $50 million. There were no off-balance sheet interest rate swap positions at March 31, 1997. These positions require the Company to pay a long term fixed rate that was set at the time the positon was established, and requires the swap's counterparty to pay the Company a short-term rate that resets semi-annually based on the 6 month London Inter Bank Offer Rate (LIBOR). This position is a hedge to the Company's natural source of short-term funds, short-term deposits, and reduces the Company's "liability sensitive" interest rate risk profile. The remaining terms of these swaps were approximately 4 and 5 years at September 30, 1997.

ASSET QUALITY

  At September 30, 1997, non-accrual loans totaled $3.3 million and REO totaled $680,000. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. Foregone interest on non-accrual loans for the six months ended September 30, 1997 was $57,000. The following table sets forth information regarding non-accrual loans and real estate owned ("REO").

                                                   AT SEPTEMBER 30, AT MARCH 31,
                                                         1997           1997
                                                   ---------------- ------------
                                                      (DOLLARS IN THOUSANDS)
   Non-accrual loans:
     Mortgage loans:
       One- to four-family.......................       $1,539         $1,908
       Multi-family..............................          268            268
       Commercial real estate....................        1,142            976
       Construction and land.....................          117            232
                                                        ------         ------
         Total mortgage loans....................        3,066          3,384
                                                        ------         ------
     Commercial loans............................          101            --
     Consumer loans:
       Home equity lines.........................          128            114
       Second mortgages..........................           10             95
       Other consumer loans......................           32             69
                                                        ------         ------
         Total consumer loans....................          170            278
                                                        ------         ------
         Total nonaccrual loans..................        3,337          3,662
   Real estate owned, net(1).....................          680            665
                                                        ------         ------
         Total non-performing assets.............       $4,017         $4,327
                                                        ======         ======
   Allowance for loan losses as a percent of
    loans(2).....................................         1.18%          1.09%
   Allowance for loan losses as a percent of non-
    performing loans(3)..........................       312.47%        239.98%
   Non-performing loans as a percent of
    loans(2)(3)..................................         0.38%          0.45%
   Non-performing assets as a percent of total
    assets(4)....................................         0.39%          0.44%

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

  The following table sets forth certain information relating to the Company for the three months ended September 30, 1997 and September 30, 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                          -------------------------------------------------------------
                                       1997                           1996
                          ------------------------------- -----------------------------
                           AVERAGE              AVERAGE   AVERAGE             AVERAGE
                           BALANCE    INTEREST YIELD/COST BALANCE   INTEREST YIELD/COST
                          ----------  -------- ---------- --------  -------- ----------
                                            (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Loans receivable, net
   and mortgage loans
   held for sale........  $  882,676  $17,003     7.64%   $766,490  $14,582     7.55%
  Investments...........      39,147      632     6.41%     32,343      593     7.27%
  Mortgage-backed
   securities...........      60,485    1,028     6.74%     14,523      247     6.75%
                          ----------  -------     ----    --------  -------     ----
    Total interest-
     earning assets.....     982,308   18,663     7.54%    813,356   15,422     7.52%
                                      -------     ----              -------     ----
Noninterest-earning
 assets.................      48,171                        33,426
                          ----------                      --------
    Total assets........  $1,030,479                      $846,782
                          ==========                      ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing
 liabilities:
  Deposits..............  $  675,078    8,434     4.96%   $577,002    7,195     4.95%
  FHLB advances.........     170,015    2,720     6.35%    163,963    2,555     6.18%
                          ----------  -------     ----    --------  -------     ----
    Total interest-
     bearing
     liabilities........     845,093   11,154     5.24%    740,965    9,750     5.22%
                                      -------     ----              -------     ----
Noninterest-bearing
 liabilities............      60,019                        58,181
                          ----------                      --------
    Total liabilities...     905,112                       799,146
                          ----------                      --------
Stockholders' equity....     125,367                        47,636
                          ----------                      --------
    Total liabilities
     and stockholders'
     equity.............  $1,030,479                      $846,782
                          ==========                      ========
Net interest rate
 spread.................              $ 7,509     2.30%             $ 5,672     2.30%
                                      =======     ====              =======     ====
Net interest margin.....                          3.03%                         2.77%
                                                  ====                          ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      116.24%                       109.77%
                          ==========                      ========

 COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
              1997 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996

GENERAL

  Net income increased to $1.8 million for the three months ended September 30, 1997, compared to a net loss of $607,000 for the three months ended September 30, 1996. Results for the three months ended September 30, 1996 included a one-time, pre-tax charge of $2.9 million for the SAIF Special Assessment to recapitalize the Savings Association Insurance Fund. Excluding the SAIF assessment, after-tax earnings for the three months ended September 30, 1996 were $1.1 million. The $726,000 increase in net income excluding the SAIF assessment for the three months ended September 30, 1997 was primarily due to growth in interest-earning assets.

INTEREST INCOME

  Interest and dividend income for the three months ended September 30, 1997 was $18.7 million, compared to $15.4 million for the three months ended September 30, 1996, an increase of $3.2 million, or 21.0%. The increase in interest and dividend income is primarily attributable to a $169.0 million increase in average interest-earning assets which increased to $982.3 million for the three months ended September 30, 1997 from $813.4 million for the three months ended September 30, 1996. The increase in average interest-earning balances was accompanied by a two basis point increase in the average yield from 7.52% for the three months ended September 30, 1996 to 7.54% for the three months ended September 30, 1997.

  Interest income on loans receivable and mortgage loans held for sale for the three months ended September 30, 1997 increased by $2.4 million, or 16.6%, to $17.0 million compared to $14.6 million for the same three months in 1996. This increase was primarily attributable to an increase of $116.2 million in the average loan balance and a nine basis point increase in yield on loans receivable and mortgage loans held for sale.

  Interest and dividend income from investments was $632,000 for the three months ended September 30, 1997, compared to $593,000 for the comparable three months in 1996. The average yield on investment securities declined by 86 basis points during the three months ended September 30, 1997 versus the three months ended September 30, 1996, caused primarily by higher balances of lower yielding short-term investments and a lower portfolio yield on Treasury securities. Investment securities increased by $6.8 million to an average of $39.1 million during the three months ending September 30, 1997 from $32.3 million during the three months ended September 30, 1996.

  Interest on mortgage-backed securities for the three months ended September 30, 1997 increased by $781,000 to $1.0 million, compared to $247,000 for the same three months in 1996. This increase in income is attributable to a $46.0 million increase in the average balance of mortgage-backed securities during the three months ended September 30, 1997 versus the three months ended September 30, 1996.

INTEREST EXPENSE

  Interest expense for the three months ended September 30, 1997 was $11.2 million, compared to $9.8 million for the three months ended September 30, 1996, an increase of $1.4 million, or 14.4%. The increase in interest expense during this time period was due to an increase in average interest-bearing liabilities and a two basis increase in their associated cost. Average interest-bearing liabilities increased $104.1 million, or 14.1%, to $845.1 million for the three months ended September 30, 1997, from $741.0 million for the three months ended September 30, 1996. Of this amount, the largest growth was in average deposits which grew 17.0% to $675.1 million during the three months ended September 30, 1997 versus $ 577.0 million during the same period in 1996. The cost of Federal Home Loan Bank Advances increased 17 basis points during this time period, from 6.18% to 6.35%, as the Company actively extended liability maturities through longer-term, higher rate advances. In addition, average Federal Home Loan Bank advance balances increased $6.1 million to $170.0 million during the three months ended September 30, 1997 from $164.0 million during the three months ended September 30, 1996.

NET INTEREST INCOME

  Net interest income before provision for loan losses increased $1.8 million, or 32.4%, to $7.5 million for the three months ended September 30, 1997 from $5.7 million for the three months ended September 30, 1996. Net interest income improved during this time period because the $169.0 million increase in average interest-earning assets was funded by a $104.1 million increase in average interest-bearing liabilities, with the $64.9 million difference being funded by a $77.7 million increase in stockholders' equity. Most of the increase in stockholders' equity came from net stock conversion proceeds raised during the Company's initial public offering in January of 1997. The Company's net interest margin increased to 3.03% for the three months ended September 30, 1997 from 2.77% for the three months ended September 30, 1996, a by-product of the increase in net interest income before provision for loan losses.

PROVISION FOR LOAN LOSSES

  For the three months ended September 30, 1997, the Company's provision for loan losses was $750,000 compared to $1.0 million for the same prior year period. Loan balances have steadily increased over an extended period of time, and are expected to continue increasing, thus allowance for loan loss balances have been increased accordingly. Additionally, while residential lending remains the Bank's core lending strategy, the portfolio balances of consumer and commercial loans continue to increase relative to the balance of residential mortgages. The fact that consumer and commercial loans have greater credit risk than residential loans has also been factored into the increase in allowance for loan loss balances. The allowance for loan loss as a percentage of loans at September 30, 1997 was 1.18% as compared to 1.09% at March 31, 1997.

NONINTEREST INCOME

  Noninterest income increased to $1.6 million for the three months ended September 30, 1997 compared to $1.3 million for the three months ended September 30, 1996, an increase of $310,000, or 24.5%. During this time period, net loan servicing income decreased to $645,000 compared to $682,000 and gain/(loss) on sale of mortgage loans increased to $362,000 from $145,000. These changes were primarily due to the effect of SFAS No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS No. 122") on April 1, 1996, which results in the recognition of mortgage servicing rights on loans originated and sold during the period, as a component of the gain/(loss) on sale of mortgage loans. The mortgage servicing rights are amortized as a reduction of loan servicing income.

NONINTEREST EXPENSE

  Total noninterest expense was $5.2 million for the three months ended September 30, 1997 compared to $7.0 million for the comparable three months in 1996. Compensation and benefits increased by $1.0 million to $3.3 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. The increase in compensation is primarily due to expenses related to the Bank's ESOP, which was created at the time of the initial public offering, and expenses related to the Stock-based Incentive Plan, which was approved by stockholders in August of 1997, both of which totaled $811,000 for the quarter. There were no corresponding expenses for these items in the three months ended September 30, 1996.

  Federal deposit insurance expense decreased by $3.1 million, or 96.3%, to $118,000 for the three months ended September 30, 1997 from $3.2 million during the three months ended September 30, 1996. Federal deposit insurance expense for the three months ended September 30, 1996 included a one-time, pre-tax charge of $2.9 million for the SAIF Special Assessment to recapitalize the Savings Association Insurance Fund.

  Other noninterest expense increased to $798,000 for the three months ended September 30, 1997 versus $613,000 for the three months ended September 30, 1996, an increase of $185,000, or 30.2%. The largest changes in this category came from a $85,000 increase in professional fees, and a $63,000 increase in new stockholder related expenses. Office occupancy expense was up $104,000 to $584,000 in the three months ended

September 30, 1997 from $480,000 in the three months ended September 30, 1996. Most of this increase was caused by expenses related to the opening of two new banking branches and the renovation of other existing branches.

INCOME TAXES

  Income tax expense was $1.4 million for the three months ended September 30, 1997 compared to an income tax benefit of $444,000 for the three months ended September 30, 1996, an increase of $1.8 million, caused by the increase in income before taxes. The effective income tax rates for the September 30, 1997 and September 30, 1996 three months were 44% and 42%, respectively. The Company's effective tax rate increased as a result of non-deductible expenses recorded for the appreciation in the fair value of the allocated ESOP shares.

  The following table sets forth certain information relating to the Company for the six months ended September 30, 1997 and September 30, 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                    FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                          -------------------------------------------------------------
                                       1997                           1996
                          ------------------------------- -----------------------------
                           AVERAGE              AVERAGE   AVERAGE             AVERAGE
                           BALANCE    INTEREST YIELD/COST BALANCE   INTEREST YIELD/COST
                          ----------  -------- ---------- --------  -------- ----------
                                            (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Loans receivable, net
   and mortgage loans
   held for sale........  $  866,837  $33,322     7.67%   $730,921  $27,877     7.61%
  Investments...........      43,324    1,316     6.06%     31,342    1,057     6.73%
  Mortgage-backed
   securities...........      58,970    2,028     6.86%     11,393      373     6.53%
                          ----------  -------     ----    --------  -------     ----
    Total interest-
     earning assets.....     969,131   36,666     7.55%    773,656   29,307     7.56%
                                      -------     ----              -------     ----
Noninterest-earning
 assets.................      45,969                        31,902
                          ----------                      --------
    Total assets........  $1,015,100                      $805,558
                          ==========                      ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing
 liabilities:
  Deposits..............  $  679,241   17,009     4.99%   $563,503   13,984     4.95%
  FHLB advances.........     150,052    4,746     6.31%    136,270    4,182     6.12%
                          ----------  -------     ----    --------  -------     ----
    Total interest-
     bearing
     liabilities........     829,293   21,755     5.23%    699,773   18,166     5.18%
                                      -------     ----              -------     ----
Noninterest-bearing
 liabilities............      61,518                        58,506
                          ----------                      --------
    Total liabilities...     890,811                       758,279
Stockholders' equity....     124,289                        47,279
                          ----------                      --------
    Total liabilities
     and stockholders'
     equity.............  $1,015,100                      $805,558
                          ==========                      ========
Net interest rate
 spread.................              $14,911     2.32%             $11,141     2.38%
                                      =======     ====              =======     ====
Net interest margin.....                          3.07%                         2.87%
                                                  ====                          ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      116.86%                       110.56%
                          ==========                      ========

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1996

GENERAL

  Net income increased to $3.4 million for the six months ended September 30, 1997, compared to $464,000 for the six months ended September 30, 1996. Results for the six months ended September 30, 1996 included a one-time, pre-tax charge of $2.9 million for the SAIF Special Assessment to recapitalize the Savings Association Insurance Fund that was paid in the second quarter of fiscal year 1997 ended September 30, 1996. Excluding the SAIF Special Assessment, after-tax earnings for the six months ended September 30, 1996 were $2.1 million. The $1.3 million increase in net income, excluding the SAIF Special Assessment, for the six months ended September 30, 1997 was primarily due to growth in interest-earning assets.

INTEREST INCOME

  Interest and dividend income for the six months ended September 30, 1997 was $36.7 million, compared to $29.3 million for the six months ended September 30, 1996, an increase of $7.4 million, or 25.1%. The increase in interest and dividend income is primarily attributable to a $195.5 million increase in average interest-earning assets which increased to $969.1 million for the six months ended September 30, 1997 from $773.6 million for the six months ended September 30, 1996. The increase in average interest-earning balances was accompanied by a one basis point decrease in the average yield from 7.56% for the six months ended September 30, 1996 to 7.55% for the six months ended September 30, 1997.

  Interest income on loans receivable and mortgage loans held for sale for the six months ended September 30, 1997 increased by $5.4 million, or 19.5%, to $33.3 million compared to $27.9 million for the same six months in 1996. This increase was primarily attributable to an increase of $135.9 million in the average loan balance and a six basis point increase in yield on loans receivable and mortgage loans held for sale.

  Interest and dividend income from short-term investments, investment securities and Federal Home Loan Bank stock was $1.3 million for the six months ended September 30, 1997, compared to $1.1 million for the comparable six months in 1996. The average yield on investment securities declined by 67 basis points, from 6.73% to 6.06%, during the six months ended September 30, 1997 versus the six months ended September 30, 1996, caused primarily by higher balances of lower yielding short-term investments and a lower portfolio yield on Treasury securities. The average balance of investment securities increased by $12.0 million to an average of $43.3 million during the six months ending September 30, 1997 from $31.3 million during the six months ended September 30, 1996.

  Interest on mortgage-backed securities for the six months ended September 30, 1997 increased by $1.7 million to $2.0 million, compared to $373,000 for the same six months in 1996. This increase in income is attributable to a $47.6 million increase in the average balance and a 33 basis point increase in the average yield on mortgage-backed securities, from 6.53% to 6.86%, during the six months ended September 30, 1997 versus the six months ended September 30, 1996.

INTEREST EXPENSE

  Interest expense for the six months ended September 30, 1997 was $21.8 million, compared to $18.2 million for the six months ended September 30, 1996, an increase of $3.6 million, or 19.8%. The increase in interest expense during this time period was due to an increase in average interest-bearing liabilities and a five basis point increase in their associated cost. Average interest-bearing liabilities increased $129.5 million, or 18.5%, to $829.3 million for the six months ended September 30, 1997, from $699.8 million for the six months ended September 30, 1996. Of this amount, the largest growth was in average deposits which grew 20.5% to $679.2 million during the six months ended September 30, 1997 versus $ 563.5 million during the same period in 1996. Deposit costs rose four basis points during this time period causing most of the rate increase in interest-bearing liabilities. However, the portfolio rate on Federal Home Loan Bank Advances was up 19 basis points as the

Company actively extended liability maturities through longer-term, higher rate advances. In addition, average Federal Home Loan Bank advance balances increased $13.8 million to $150.1 million during the six months ended September 30, 1997 from $136.3 million during the six months ended September 30, 1996.

NET INTEREST INCOME

  Net interest income before provision for loan losses increased $3.8 million, or 33.8%, to $14.9 million for the six months ended September 30, 1997 from $11.1 million for the six months ended September 30, 1996. Net interest income improved during this time period because the $195.5 million increase in average interest-earning assets was funded by a $129.5 million increase in average interest-bearing liabilities, with the $66.0 million difference being funded by a $77.0 million increase in stockholders' equity. Most of the increase in stockholders' equity came from net stock conversion proceeds raised during the Company's initial public offering in January of 1997. The Company's net interest margin increased to 3.07% for the six months ended September 30, 1997 from 2.87% for the six months ended September 30, 1996, a by-product of the increase in net interest income before provision for loan losses.

PROVISION FOR LOAN LOSSES

  For the six months ended September 30, 1997, the Company's provision for loan losses was $1.8 million compared to $2.0 million for the same prior year period. Loan balances have steadily increased over an extended period of time, and are expected to continue increasing, thus allowance for loan loss balances have been increased accordingly. Additionally, while residential lending remains the Bank's core lending strategy, the portfolio balances of consumer and commercial loans continue to increase relative to the balance of residential mortgages. The fact that consumer and commercial loans have greater credit risk than residential loans has also been factored into the increase in allowance for loan loss balances. The allowance for loan loss as a percentage of loans at September 30, 1997 was 1.18% as compared to 1.09% at March 31, 1997.

NONINTEREST INCOME

  Noninterest income increased to $2.9 million for the six months ended September 30, 1997 compared to $2.5 million for the six months ended September 30, 1996, an increase of $384,000, or 15.4%. During this time period, net loan servicing income decreased to $1.3 million from $1.4 million and gain on sale of mortgage loans increased to $475,000 from $189,000. These changes were primarily due to the effect of SFAS No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS No. 122") on April 1, 1996, which results in the recognition of mortgage servicing rights on loans originated and sold during the period, as a component of the gain/(loss) on sale of mortgage loans. The mortgage servicing rights are amortized as a reduction of loan servicing income.

NONINTEREST EXPENSE

  Total noninterest expense was $9.9 million for the six months ended September 30, 1997 compared to $10.8 million for the comparable six months in 1996. Compensation and employee benefits increased by $1.6 million to $6.0 million for the six months ended September 30, 1997 from $4.4 million for the six months ended September 30, 1996. The increase in compensation is primarily due to expenses related to the Bank's ESOP, which was created at the time of the initial public offering, and expenses related to the Stock-based Incentive Plan, which was approved by stockholders in August of 1997, both of which totaled $1.1 million for the six months ended September 30, 1997. There were no corresponding expenses for these items in the six months ended
September 30, 1996.

  Federal deposit insurance expense decreased by $3.3 million, or 93.5%, to $230,000 for the six months ended September 30, 1997 from $3.5 million during the six months ended September 30, 1996. Federal deposit insurance expense for the six months ended September 30, 1996 included a one-time, pre-tax charge of $2.9 million for the SAIF Special Assessment to recapitalize the Savings Association Insurance Fund.

  Other noninterest expense increased to $1.7 million for the six months ended September 30, 1997 versus $1.2 million for the six months ended September 30, 1996, an increase of $487,000, or 40.4%. The largest changes in this category came from a $240,000 increase in professional fees, and a $104,000 increase in new holding company related expenses. Office occupancy and equipment expense was up $287,000 to $1.2 million in the six months ended September 30, 1997 from $900,000 in the six months ended September 30, 1996. Most of this increase was caused by expenses related to the opening of two new banking branches and the renovation of other existing branches.

INCOME TAXES

  Income tax expense was $2.7 million for the six months ended September 30, 1997 compared to $337,000 for the six months ended September 30, 1996, an increase of $2.3 million, caused by the increase in income before taxes. The effective income tax rates for the September 30, 1997 and September 30, 1996 six month periods were 44% and 42%, respectively. The Company's effective tax rate increased as a result of non-deductible expenses recorded for the appreciation in the fair value of the allocated ESOP shares.

YEAR 2000

  The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. The Company is currently in an assessment phase to determine the scope and costs for Year 2000 related issues, and at the end of this phase, the Company will have an estimate of those costs and the related potential effect on the Company's earnings.

CAUTIONARY STATEMENT

  This Quarterly Report on Form 10-Q contains statements relating to future results of the corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

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

  Not Applicable

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

                                          Firstfed America Bancorp, Inc.
                                          Registrant

Date: November 14, 1997                   /s/ Robert F. Stoico
                                          President and Chief Executive
                                          Officer and Chairman of the Board
                                          (Principal Executive Officer)

Date: November 14, 1997                   /s/ Edward A. Hjerpe III
                                          Senior Vice President
                                          (Principal Accounting and Financial
                                          Officer)

                                                                     EXHIBIT 11.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                          SEPTEMBER 30, 1997 SEPTEMBER 30, 1997
                                          ------------------ ------------------
Net Income...............................     $    1,782         $    3,429
                                              ==========         ==========
Weighted average shares outstanding:
  Weighted average shares outstanding....      8,707,152          8,707,152
  Less: Unallocated shares held by the
   ESOP..................................        607,045            607,045
  Plus: ESOP shares released or committed
   to be released during the fiscal year.         29,175             19,521
                                              ----------         ----------
    Weighted average shares outstanding..      8,129,282          8,119,628
                                              ==========         ==========
Earnings per share.......................     $     0.22         $     0.42
                                              ==========         ==========