Form 10-Q
period 1997-12-31
FIRSTFED AMERICA BANCORP INC
filed 1998-02-13
CIK 1023640

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                        Commission file number 1-12305


                        FIRSTFED AMERICA BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                    04-3331237
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS               02777
--------------------------------------------------------------------------------
   (Address of principal executive                    (Zip Code)
               offices)


Registrant's telephone number, including area code: (508) 679-8181
                                                    --------------


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X)No ( )

As of December 31, 1997, there were 8,707,152 shares of the Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q


PART  I   FINANCIAL INFORMATION                                                 PAGE

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as of December 31, 1997
          (unaudited) and March 31, 1997...................................       2

          Consolidated Statements of Operations for the three months and nine months ended December 31, 1997 (unaudited) and 1996
          (unaudited)......................................................       3

          Consolidated Statements of Changes in Stockholders' Equity for the
          nine months ended December 31, 1997 (unaudited) and the years
          ended March 31, 1997, 1996, and 1995.............................       4

          Consolidated Statements of Cash Flows for the nine months ended
          December 31, 1997 (unaudited) and 1996 (unaudited)...............       5

          Notes to Unaudited Consolidated Financial Statements.............       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................       8


PART  II  OTHER INFORMATION
Item 1.   Legal Proceedings................................................      19

Item 2.   Changes in Securities............................................      19

Item 3.   Default Upon Senior Securities...................................      19

Item 4.   Submission of Matters to a Vote of Security Holders..............      19

Item 5.   Other Information................................................      19

Item 6.   Exhibits and Reports on Form 8-K.................................      19

Signatures.................................................................      20

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                December 31,             March 31,
                                                                    1997                   1997
                                                               --------------          ------------
                            A S S E T S                         (unaudited)
                            -----------
Cash on hand and due from banks............................          $22,215               $14,130
Short-term investments.....................................                0                39,410
Mortgage loans held for sale...............................           22,455                23,331
Investment securities available for sale
     (amortized cost of $5,132 and $5).....................            6,641                   888
Mortgage-backed securities available for sale
     (amortized cost of $151,487 and $32,059)..............          153,012                31,732
Investment securities held to maturity
     (fair value of $25,094 and $20,958)...................           24,989                20,991
Mortgage-backed securities held to maturity
     (fair value of $13,765 and $15,578)...................           13,418                15,435
Stock in Federal Home Loan Bank of Boston..................           14,137                 9,531
Loans receivable, net......................................          863,990               796,355
Accrued interest receivable................................            5,203                 4,722
Office properties and equipment, net.......................           23,820                14,215
Mortgage servicing rights..................................            2,837                 1,630
Real estate owned, net.....................................              761                   665
Deferred income tax asset, net.............................            3,498                 4,511
Income tax receivable......................................                0                   263
Prepaid expenses and other assets..........................            2,532                 1,927
                                                              --------------          ------------
          Total assets.....................................       $1,159,508              $979,736
                                                              ==============          ============


L I A B I L I T I E S   A N D   S T O C K H O L D E R S ' E Q U I T Y
-----------------------------------------------------------------------
Liabilities:
     Deposits..............................................         $705,589              $723,976
     Federal Home Loan Bank advances.......................          298,533               111,062
     Advance payments by borrowers for taxes and
      insurance............................................            4,525                 5,580
     Accrued interest payable..............................            1,338                   717
     Accrued income taxes..................................            1,021                   -
     Other liabilities.....................................           19,040                16,247
                                                              --------------          ------------
          Total liabilities................................        1,030,046               857,582
                                                              --------------          ------------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
          shares authorized; none issued...................              -                     -
     Common stock, $.01 par value, 25,000,000
          shares authorized; 8,707,152 shares
          issued and outstanding...........................               87                    87
     Additional paid in capital............................           84,815                84,334
     Retained earnings.....................................           48,965                43,603
     Unrealized gain on securities available for
      sale, net of tax.....................................            1,791                   326
     Unallocated ESOP shares...............................           (6,196)               (6,196)
                                                              --------------          ------------
          Total stockholders' equity.......................          129,462               122,154
                                                              --------------          ------------

          Total liabilities and stockholders'
           equity..........................................       $1,159,508              $979,736
                                                              ==============          ============

    See accompanying condensed notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)


                                                       For the Three Months                           For the Nine Months
                                                        Ended December 31,                            Ended December 31,
                                                  -----------------------------             -----------------------------------
                                                       1997             1996                     1997                  1996
                                                  ------------      -----------             -------------         -------------
                                                             (unaudited)                                 (unaudited)
Interest and dividend income:
     Loans........................................     $17,100          $14,976                  $50,422               $42,853
     Investment securities........................         519              642                    1,524                 1,448
     Mortgage-backed securities...................       1,603              287                    3,632                   660
     Federal Home Loan Bank stock.................         189              153                      500                   404
                                                  ------------       ----------            -------------         -------------
          Total interest and dividend income......      19,411           16,058                   56,078                45,365
                                                  ------------       ----------            -------------         -------------
Interest expense:
     Deposit accounts.............................       8,273            7,914                   25,283                21,898
     Borrowed funds...............................       3,553            2,333                    8,299                 6,515
                                                  ------------       ----------            -------------         -------------
          Total interest expense..................      11,826           10,247                   33,582                28,413
                                                  ------------       ----------            -------------         -------------
          Net interest income before
               provision for loan losses..........       7,585            5,811                   22,496                16,952
Provision for loan losses.........................         300            1,000                    2,050                 3,000
                                                  ------------       ----------            -------------         -------------
          Net interest income after
               provision for loan losses..........       7,285            4,811                   20,446                13,952
Noninterest income:
     Loan servicing income, net...................         672              709                    1,969                 2,081
     Gain \ (loss) on sale of mortgage loans, net.         537              (92)                   1,011                    97
     Gain on sale of investments..................         134               51                      164                    51
     Other income.................................         585              595                    1,664                 1,530
                                                  ------------       ----------            -------------         -------------
          Total noninterest income................       1,928            1,263                    4,808                 3,759
                                                  ------------       ----------            -------------         -------------
Noninterest expense:
     Compensation and employee benefits...........       3,518            2,194                    9,514                 6,563
     Office occupancy and equipment...............         848              539                    2,035                 1,439
     Advertising and business promotion...........         387              413                      848                   926
     Federal deposit insurance....................         117              271                      348                 3,790
     Data processing..............................         180              162                      537                   491
     Other expense................................         809              990                    2,504                 2,196
                                                  ------------       ----------            -------------         -------------
          Total noninterest expense...............       5,859            4,569                   15,786                15,405
                                                  ------------       ----------            -------------         -------------
          Income before income tax expense........       3,354            1,505                    9,468                 2,306
Income tax expense................................       1,421              755                    4,106                 1,092
                                                  ------------       ----------            -------------         -------------
          Net Income..............................      $1,933             $750                   $5,362                $1,214
                                                  ============       ==========            =============         =============

Basic earnings per share..........................       $0.24              N/A                    $0.66                   N/A
                                                  ============       ==========            =============         =============
Diluted earnings per share........................       $0.24              N/A                    $0.66                   N/A
                                                  ============       ==========            =============         =============

Basic weighted average shares
     outstanding (not in thousands)...............   8,148,802              N/A                8,129,388                   N/A
                                                  ============       ==========            =============         =============
Diluted weighted average shares
     outstanding (not in thousands)...............   8,207,645              N/A                8,129,388                   N/A
                                                  ============       ==========            =============         =============

    See accompanying condensed notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996
                                (in thousands)


                                            Shares of           Additional               Investments   Unallocated       Total
                                 Preferred    Common    Common    Paid-In    Retained     available        ESOP      Stockholders'
                                   Stock      Stock     Stock     Capital    Earnings   for sale,net      Shares         Equity
                               ---------------------------------------------------------------------------------------------------
                                                                            (unaudited)

Balance at March 31, 1995......      -          -         -          -        $41,430           $267        -              $41,697

Changes in net unrealized gain
 on investments available for
 sale, net of taxes............      -          -         -          -          -                118        -                  118

Net income.....................      -          -         -          -          4,603         -             -                4,603
                               ---------------------------------------------------------------------------------------------------

Balance at March 31, 1996......          0          0        0           0     46,033            385             0          46,418

Stock issued pursuant to
 initial common stock offering       -          8,062       81      77,510      -             -             -               77,591

Issuance of 645,380 shares
     to The FIRSTFED Charitable
     Foundation charged to
      expense..................      -            645        6       6,448      -             -             -                6,454

Common stock acquired by ESOP..      -          -         -          -          -             -             (6,970)         (6,970)

Reduction in unallocated ESOP
     shares charged to expense       -          -         -          -          -             -                774             774

Appreciation in fair value of
 allocated ESOP shares charged
         to expense...........       -          -         -            376      -             -             -                  376


Change in net unrealized gain
 on investments available for
     sale, net . .............       -          -         -          -          -                (59)       -                  (59)

Net loss.......................      -          -         -          -         (2,430)        -             -               (2,430)
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 1997......          0      8,707       87      84,334     43,603            326        (6,196)        122,154

Appreciation in fair value of
 allocated ESOP shares charged
     to expense................      -          -         -            481      -             -             -                  481

Change in net unrealized gain
 on investments available for
     sale, net ...............       -          -         -          -          -              1,465        -                1,465

Net income.....................      -          -         -          -          5,362         -             -                5,362
                               ---------------------------------------------------------------------------------------------------
Balance at December 31, 1997...          0      8,707      $87     $84,815    $48,965         $1,791       ($6,196)       $129,462
                               ===================================================================================================

    See accompanying condensed notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                           For the nine
                                                                                                     months ended December 31,
                                                                                                ----------------------------------
                                                                                                     1997                1996
                                                                                                --------------     ---------------
                                                                                                             (unaudited)
Cash flows from operating activities:
     Net income............................................................................             $5,361              $1,214
     Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization (accretion) of:
               Premium on investment and mortgage-backed securities........................                (24)                 (8)
               Deferred loan origination fees, net.........................................                314                 259
               Mortgage servicing rights...................................................                388                  69
          Provisions for:
               Loan losses.................................................................              2,050               3,000
               Deferred income taxes.......................................................                  -              (1,587)
          (Gains) losses on sales of:
               Investment securities available for sale....................................               (164)                  -
               Real estate owned...........................................................                (37)                (26)
               Land, buildings & equipment.................................................                (18)                  -
               Mortgage loans..............................................................             (1,011)               (332)
          Net proceeds from sales of mortgage loans........................................            174,115             166,771
          Origination of loans held for sale...............................................           (173,822)           (169,629)
          Real estate owned valuation write-downs..........................................                143                 102
          Depreciation of office properties and equipment..................................              1,170                 670
          Appreciation in fair value of allocated ESOP shares..............................                482                   -
          Earned SIP shares................................................................              1,162                   -
          Increase or decrease in:
               Accrued interest receivable.................................................               (481)               (422)
               Income tax receivable.......................................................                263                  43
               Prepaid expenses and other assets...........................................               (605)             (1,871)
               Stock subscription proceeds.................................................                (55)             88,780
               Accrued interest payable....................................................                621                  35
               Accrued income taxes and other liabilities..................................              2,707               1,842
                                                                                                --------------     ---------------
                    Net cash provided by operating activities..............................             12,559              89,230
                                                                                                --------------     ---------------

Cash flows from investing activities:
     Purchases of investment securities held to maturity...................................            (11,990)             (7,993)
     Maturities of investment securities held to maturity..................................              8,000              11,000
     Purchases of mortgage-backed securities held to maturity..............................                  -              (9,996)
     Payments received on mortgage-backed securities held to maturity......................              2,013                 485
     Purchases of investment securities available for sale.................................             (5,474)                  -
     Sales of investment securities available for sale.....................................                511                   -
     Purchases of mortgage-backed securities available for sale............................           (124,160)                  -
     Payments received on mortgage-backed securities available for sale....................              4,752                   -
     Purchase of the Federal Home Loan Bank Stock..........................................             (4,606)             (2,901)
     Net increase in loans.................................................................            (71,101)           (128,985)
     Proceeds from sale of real estate owned...............................................                900                 611
     Purchases of office properties and equipment..........................................            (10,777)             (3,971)
     Sales of office properties and equipment..............................................                 19                   -
                                                                                                --------------     ---------------
                    Net cash used in investing activities..................................           (211,913)           (141,750)
                                                                                                --------------     ---------------

Cash flows from financing activities:
     Net increase (decrease) in deposits...................................................           ($18,387)           $104,698
     FHLB advances and other borrowings....................................................            492,873             550,674
     Repayments on FHLB advances...........................................................           (305,402)           (499,753)
     Net change in advance payments by borrowers for taxes and insurance...................             (1,055)               (190)
                                                                                                --------------     ---------------
                    Net cash provided by financing activities..............................            168,029             155,429
                                                                                                --------------     ---------------

Net increase in cash and cash equivalents..................................................            (31,325)            102,909
Cash and cash equivalents at beginning of period...........................................             53,540              13,277
                                                                                                --------------     ---------------
Cash and cash equivalents at end of period.................................................            $22,215            $116,186
                                                                                                ==============     ===============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest.........................................................................            $32,961             $28,057
                                                                                                ==============     ===============
          Income taxes.....................................................................             $2,823              $3,000
                                                                                                ==============     ===============
Supplemental disclosures of noncash investing activities:
     Property acquired in settlement of loans..............................................             $1,102                $432
                                                                                                ==============     ===============

      See accompanying condensed notes to consolidated financial statements

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1.   Basis of Presentation
-------------------------------

         The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), and its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank") and FAB FUNDING CORPORATION ("FAB FUNDING"). First Federal Savings Bank of America includes its wholly-owned subsidiary, FIRSTFED MORTGAGE CORPORATION.

         The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 1998.

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

Note 2.  Impact of Recent Accounting Pronouncements
---------------------------------------------------

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

         SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company adopted SFAS 128 as of December 31, 1997.

         In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be effective for 1997 financial statements. The Company's disclosures currently comply with the provisions of this statement.

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1999 financial statements.

         The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June, 1997, which established standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1999 annual financial statements.

Note 3.  Conversion to Stock Form of Ownership
----------------------------------------------

         The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on September 6, 1996. On January 15, 1997, (i) the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank (ii) the Bank issued all of its outstanding capital stock to the Company and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share 7,364,762 shares of Common Stock to certain of the Bank's eligible account holders who had subscribed for such shares (collectively, the "Conversion"), by selling 697,010 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 645,380 shares of Common Stock to The FIRSTFED Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $77.6 million, after expenses of $3.0 million. Net proceeds of $43.4 million were invested in the Bank to increase the Bank's tangible capital to 10% of the Bank's total adjusted assets. The Company established The FIRSTFED Charitable Foundation dedicated to the communities served by the Bank. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $6.5 million was charged to expense.

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

         In addition to the 25,000,000 authorized shares of common stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 1997, there were no shares of preferred stock issued.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND MARCH 31, 1997

General

         Total assets at December 31, 1997 were $1.160 billion, an increase of $179.8 million, or 18.4%, compared to $979.7 million at March 31, 1997. Asset growth was primarily attributable to growth in mortgage-backed securities available for sale which increased from $31.7 million to $153.0 million, an increase of $121.3 million or 383%, as well as growth in net loans receivable, which increased from $796.4 million to $864.0 million, an increase of $67.6 million, or 8.5%. Partially offsetting this growth was a $39.4 million reduction in short-term investments which decreased to a balance of zero from $39.4 million at March 31, 1997. Balance sheet growth was primarily funded by Federal Home Loan Bank advances and other borrowings, which increased $187.5 million, or 169%, from $111.1 million at March 31, 1997 to $298.5 million at December 31, 1997. This balance sheet growth caused the reduction in stockholders' equity to total assets ratio at March 31, 1997 from 12.47% to 11.17% at December 31, 1997, or a 1.30% decrease.

         Total deposits at December 31, 1997 were $705.6 million, a decrease of $18.4 million, or 2.5%, compared to $724.0 million at March 31, 1997. Stockholders' equity at December 31, 1997 was $129.5 million, compared to $122.2 million at March 31, 1997, an increase of $7.3 million, or 6.0%.

Liquidity and Capital

         The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, investment maturities, and proceeds from the sale of loans. While scheduled amortization of loans and investment maturities are predictable sources of funds, deposit flows, mortgage prepayments, and interest rate payments on adjustable-rate mortgage loans and securities are influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight FHLB line of credit and approximately $345 million of additional borrowing capacity at the Federal Home Loan Bank and at securities dealers through repurchase agreements. The Bank has maintained liquid assets in excess of the required minimum levels as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's required liquidity ratio is currently 4%, reduced by the OTS from 5% in November, 1997. At December 31, 1997 and March 30, 1997 the Bank's liquidity ratio was 8.64% and 13.40% respectively. Management has redeployed excess liquidity into higher yielding assets throughout the year.

         The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments available for sale, and mortgage-backed securities available for sale. These asset levels are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 1997, the Company's cash, short-term investments, mortgage loans held for sale, investments available for sale, and mortgage-backed securities available for sale totaled $204.3 million or 17.6% of the Company's total assets. Additional investments were available which qualified for the Bank's regulatory liquidity requirements.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances and dealer repurchase agreements. At December 31, 1997, the Bank had $298.5 million in advances and other borrowings outstanding from the FHLB and securities dealers. The Company generally maintains a competitive deposit rate strategy in its market and sources of funds such as FHLB advances and repurchase agreements may be used to supplement cash flow needs.

         At December 31, 1997, the Company had commitments to originate portfolio loans and unused outstanding lines of credit totaling $81.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1997, totaled $387.4 million.

         At December 31, 1997, the consolidated stockholders' equity to total assets ratio was 11.17%. At December 31, 1997, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $106.9 million, or 9.36%, of total adjusted assets, is above the required level of $17.1 million or 1.5%; core capital of $106.9 million, or 9.36% of total adjusted assets, is above the required level of $34.2 million, or 3.0%; and risk-based capital of $114.2 million, or 19.35% of risk-weighted assets, is above the required level of $47.2 million or 8.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

Off-Balance Sheet and Asset \ Liability Management

         At December 31, 1997, the Company maintained two off-balance sheet interest rate swap positions ("swaps") with notional principal balances totaling $50 million. There were no off-balance sheet interest rate swap positions at March 31, 1997. These positions require the Company to pay a long term fixed rate that was set at the time the position was established, and requires the swap's counter party to pay the Company a short-term rate that resets semi-annually based on the 6 month London Inter Bank Offer Rate (LIBOR). This position is a hedge to the Company's natural source of short-term funds, short-term deposits, and reduces the Company's "liability sensitive" interest rate risk profile. The net differential to be paid or received is treated as an adjustment to interest expense. The remaining terms of these swaps were approximately 4 and 5 years at December 31, 1997.

         The Company monitors its exposure to interest-rate risk through the use of multiple measurement and simulation analyses, including net portfolio value exposure and sensitivity, projected net interest income sensitivity, and cash flow matched "Repricing Gap" analyses. There are certain inherent shortcomings in each method, therefore we employ all of these methods. One analysis, the "Repricing Gap" model, compares the repricing characteristics of the Company's assets and liabilities in certain forward time frames. A negative gap means that more liabilities will reprice than assets during that particular time frame, exposing the Company to rising interest rates. As of December 31, 1997 the Company had a cumulative one year gap of -5.3% versus a -7.4% one year gap as of March 31, 1997. The Company has actively sought to reduce its exposure to interest rate risk through the purchase and origination of adjustable rate mortgages and mortgage-backed securities, through active lengthening of the maturities of the FHLB advances and other borrowings portfolio, and through the use of off-balance sheet interest rate swaps.

Asset Quality

          At December 31, 1997, non-accrual loans totaled $3.3 million and REO totaled $761,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the nine months ended December 31, 1997 was $68,343. The following table sets forth information regarding non-accrual loans and real estate owned ("REO").

                                                                                  At December 31,                At March 31,
                                                                                       1997                          1997
                                                                               --------------------         -------------------
                                                                                            (dollars in thousands)

Non-accrual loans:
     Mortgage loans:
          One- to four-family..............................................                  $1,180                       $1,908
          Multi-family.....................................................                     268                          268
          Commercial real estate...........................................                   1,216                          976
          Construction and land............................................                     117                          232
                                                                               --------------------         --------------------
          Total mortgage loans.............................................                   2,781                        3,384
                                                                               --------------------         --------------------

     Commercial loans......................................................                      74                            -

     Consumer loans:
          Home equity lines................................................                     430                          114
          Second mortgages.................................................                      13                           95
          Other consumer loans.............................................                       7                           69
                                                                               --------------------         --------------------
          Total consumer loans.............................................                     450                          278
                                                                               --------------------         --------------------

Total nonaccrual loans.....................................................                   3,305                        3,662
Real estate owned, net(1)..................................................                     761                          665
                                                                               --------------------         --------------------
Total non-performing assets................................................                  $4,066                       $4,327
                                                                               ====================         ====================

Allowance for loan losses as a percent
     of loans(2)...........................................................                    1.23%                        1.09%
Allowance for loan losses as a percent
     of non-performing loans(3)............................................                  324.39%                      239.98%
Non-performing loans as a percent
     of loans(2)(3)........................................................                    0.38%                        0.45%
Non-performing assets as a percent
     of total assets(4)....................................................                    0.35%                        0.44%

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED DECEMBER 31, 1996

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

         The following table sets forth certain information relating to the Company for the three months ended December 31, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.


                                                                   For the Three Months Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                              1997                                        1996
                                              --------------------------------------    -----------------------------------------
                                                Average                    Average        Average                       Average
                                                Balance       Interest    Yield/Cost      Balance        Interest     Yield/Cost
                                              -----------     --------    ----------    -----------     ----------    -----------
                                                                             (dollars in thousands)
Assets:
Interest-earning assets:
     Loans receivable, net and
         mortgage loans held for sale......     $887,311       $17,100        7.65%        $781,816       $14,976         7.60%
     Investments...........................       42,852           708        6.55%          57,445           795         5.49%
     Mortgage-backed securities............      107,829         1,603        5.90%          16,811           287         6.77%
                                              ----------      --------    ---------     -----------     ---------     ---------
         Total interest-earning assets.....    1,037,992        19,411        7.42%         856,072        16,058         7.44%
                                                              --------    ---------                     ---------     ---------
Noninterest-earning assets.................       54,048                                     37,695
                                              ----------                                -----------
         Total assets......................   $1,092,040                                   $893,767
                                              ==========                                ===========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Deposits..............................      666,337         8,273        4.93%         622,697         7,914         5.04%
     FHLB advances and other borrowings....      233,675         3,553        6.03%         147,430         2,333         6.28%
                                              ----------      --------    ---------     -----------     ---------     ---------
                                                 900,012        11,826        5.21%         770,127        10,247         5.28%
                                                              --------    ---------                     ---------     ---------
Noninterest-bearing liabilities............       64,237                                     76,320
                                              ----------                                -----------
         Total liabilities.................      964,249                                    846,447
                                              ----------                                -----------
Stockholders' equity.......................      127,791                                     47,320
                                              ----------                                -----------
         Total liabs & stockholders' equity   $1,092,040                                   $893,767
                                              ==========                                ===========

Net interest rate spread...................                     $7,585        2.21%                        $5,811         2.16%
                                                              ========    =========                     =========     =========

Net interest margin........................                                   2.90%                                       2.69%
                                                                          =========                                   =========

Ratio of interest-earning assets to
     interest-bearing liabilities..........      115.33%                                    111.16%
                                              ==========                                ===========

General

         Net income increased to $1.9 million for the three months ended December 31, 1997, compared to $750,000 for the three months ended December 31, 1996. The $1.2 million increase in net income for the three months ended December 31, 1997 was the result of $1.8 million and $665,000 increases in net interest income and non-interest income, respectively. These increases were partially offset by a $1.3 million increase in non-interest expense.

Interest Income

         Interest and dividend income for the three months ended December 31, 1997 was $19.4 million, compared to $16.1 million for the three months ended December 31, 1996, an increase of $3.4 million, or 20.9%. The increase in interest and dividend income is primarily attributable to a $181.9 million increase in average interest-earning assets which increased to $1.038 billion for the three months ended December 31, 1997 from $856.1 million for the three months ended December 31, 1996. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances. The increase in average interest-earning balances was accompanied by a two basis point decrease in the average yield from 7.44% for the three months ended December 31, 1996 to 7.42% for the three months ended December 31, 1997.

         Interest income on loans receivable and mortgage loans held for sale for the three months ended December 31, 1997 increased by $2.1 million, or 14.2%, to $17.1 million compared to $15.0 million for the same three months in 1996. This increase was attributable to an increase of $105.5 million in the average loan balance and a five basis point increase in yield on loans receivable and mortgage loans held for sale.

         Interest and dividend income from investments was $708,000 for the three months ended December 31, 1997, compared to $795,000 for the comparable three months in 1996. The average yield on investment securities increased by 106 basis points during the three months ended December 31, 1997 versus the three months ended December 31, 1996. The yield on investment securities for the three months ended December 31, 1996 was low because of stock subscription proceeds from the Company's initial public offering that were temporarily invested in lower yielding, highly liquid short-term investments. Investment securities decreased by $14.6 million to an average of $42.8 million during the three months ending December 31, 1997 from $57.4 million during the three months ended December 31, 1996.

         Interest on mortgage-backed securities for the three months ended December 31, 1997 increased by $1.3 million to $1.6 million, compared to $287,000 for the same three months in 1996. This increase in income is attributable to a $91.0 million increase in the average mortgage-backed securities balance, partially offset by a 87 basis point decrease in the average yield, from 6.77% to 5.90%, during the three months ended December 31, 1997 versus the three months ended December 31, 1996. This reduction in yield was the result of the addition of adjustable rate mortgage-backed securities, some of which offer low introductory rates.

Interest Expense

         Interest expense for the three months ended December 31, 1997 was $11.8 million, compared to $10.2 million for the three months ended December 31, 1996, an increase of $1.6 million, or 15.4%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $129.9 million, or 16.9%, to $900.0 million for the three months ended December 31, 1997, from $770.1 million for the three months ended December 31, 1996. Of this amount, average deposit growth was $43.6 million, or 7.0%, from $622.7 during the three months ended December 31, 1996 to $666.3 million during the three months ended December 31, 1997. During this time period the cost of deposits fell 11 basis points due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

         Average Federal Home Loan Bank advances and other borrowings grew 58.5% to $233.7 million during the three months ended December 31, 1997 versus $147.4 million during the same period in 1996. Because of a decline in market interest rates, the cost of Federal Home Loan Bank advances and other borrowings fell 25 basis points during this time period, from 6.28% to 6.03%, even though the Company actively extended liability maturities through longer-term advances.

Net Interest Income

         Net interest income before provision for loan losses increased $1.8 million, or 30.5%, to $7.6 million for the three months ended December 31, 1997 from $5.8 million for the three months ended December 31, 1996. Net interest income improved during this time period because the $181.9 million increase in average interest-earning assets was funded by a $129.9 million increase in average interest-bearing liabilities, with the $52.0 million difference being funded by the increase in stockholders' equity. Most of the increase in stockholders' equity came from net stock conversion proceeds raised during the Company's initial public offering in January of 1997. The Company's net interest margin increased to 2.90% for the three months ended December 31, 1997 from 2.69% for the three months ended December 31, 1996.

Provision for Loan Losses

         For the three months ended December 31, 1997, the Company's provision for loan losses was $300,000 compared to $1.0 million for the same prior year period. The quarterly provision was reduced based on management's current assessment of the bank's loan portfolio, trend in the loan portfolio, and market conditions. The allowance for loan loss as a percentage of loans at December 31, 1997 was 1.23% as compared to 1.09% at March 31, 1997.

Non-interest Income

         Non-interest income increased to $1.9 million for the three months ended December 31, 1997 compared to $1.3 million for the three months ended December 31, 1996, an increase of $665,000, or 52.7%. During this time period, net loan servicing income decreased to $672,000 compared to $709,000 and gain/(loss) on sale of mortgage loans increased to a $537,000 from a $92,000 loss. These changes were primarily due to the effect of increases in the present value of mortgage servicing rights on loans originated and sold during the period, as a component of the gain/(loss) on sale of mortgage loans. The mortgage servicing rights are amortized as a reduction of loan servicing income over the estimated life of the loans being serviced, adjusted for prepayments.

Non-interest Expense

         Total non-interest expense was $5.9 million for the three months ended December 31, 1997 compared to $4.6 million for the comparable three months in 1996. Compensation and benefits increased by $1.3 million to $3.5 million for the three months ended December 31, 1997 from $2.2 million for the three months ended December 31, 1996. The increase in compensation is primarily due to increased staffing at the Bank to support balance sheet growth, expenses related to the Bank's ESOP, which was created at the time of the initial public offering, and expenses related to the Stock-based Incentive Plan, which was approved by stockholders in August of 1997. Office occupancy and equipment expense was up $309,000 from $539,000 during the three months ended December 31, 1996 to $848,000 during the three months ended December 31, 1997 due to expenses related to the opening of the Company's new administrative and operations facility in Swansea, Massachusetts and the renovation of the Downtown branch in Fall River and other branches.

         Other non-interest expense decreased to $809,000 for the three months ended December 31, 1997 versus $990,000 for the three months ended December 31, 1996, a decrease of $181,000, or 18.3%. This decrease was primarily caused by the absence of certain professional fees and other expenses related to the Company's initial public offering.

Income Taxes

         Income tax expense was $1.4 million for the three months ended December 31, 1997 compared to $755,000 for the three months ended December 31, 1996, an increase of $666,000, caused by the increase in income before taxes. The effective income tax rates for the three months ended December 31, 1997 and December 31, 1996 were 42% and 50%, respectively.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED DECEMBER 31, 1996

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

         The following table sets forth certain information relating to the Company for the nine months ended December 31, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.


                                                                           For the Nine Months Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                     1997                                         1996
                                                       --------------------------------------  -------------------------------------
                                                         Average                     Average     Average                   Average
                                                         Balance       Interest    Yield/Cost    Balance     Interest    Yield/Cost
                                                       -----------    ----------  ------------  ---------  -----------  ------------
                                                                                   (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans receivable, net and
          mortgage loans held for sale .............   $  872,843     $   50,422      7.67%     745,530         42,853        7.63%
     Investments ...................................       43,405          2,024      6.19%      41,587          1,853        5.91%
     Mortgage-backed securities ....................       78,510          3,632      6.14%      13,013            659        6.72%
                                                       ----------     ----------   --------    --------      ---------     --------
          Total interest-earning assets ............      994,758         56,078      7.48%     800,130         45,365        7.53%
                                                                      ----------   --------                  ---------     --------
Noninterest-earning assets .........................       49,022                                33,851
                                                       ----------                              --------
          Total assets .............................   $1,043,780                              $833,981
                                                       ==========                              ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
     Deposits ......................................      675,269         25,283      4.97%     583,645         21,898        4.98%
     FHLB advances and other borrowings ............      180,353          8,299      6.11%     137,661          6,515        6.28%
                                                       ----------     ----------   --------    --------      ---------     --------
                                                          855,622         33,582      5.21%     721,306         28,413        5.23%
                                                                      ----------   --------                  ---------     --------
Noninterest-bearing liabilities ....................       62,683                                65,348
                                                       ----------                              --------
          Total liabilities ........................      918,305                               786,654
Stockholders' equity ...............................      125,475                                47,327
                                                       ----------                              --------
          Total liabs & stockholders' equity .......   $1,043,780                              $833,981
                                                       ==========                              ========

Net interest rate spread ...........................                     $22,496      2.27%                    $16,952        2.30%
                                                                      ==========   ========                  =========     ========

Net interest margin ................................                                  3.00%                                   2.81%
                                                                                   ========                                ========

Ratio of interest-earning assets to
     interest-bearing liabilities ..................      116.26%                               110.93%
                                                       ==========                              ========

General

         Net income increased to $5.4 million for the nine months ended December 31, 1997, compared to $1.2 million for the nine months ended December 31, 1996. Results for the nine months ended December 31, 1996 included a one-time, pre-tax charge of $2.9 million for SAIF Special Assessment to recapitalize the Savings Association Insurance Fund that was paid in the second quarter of fiscal year 1997 ended September 30, 1996. Excluding the SAIF Special Assessment, after-tax earnings for the nine months ended December 31, 1996 were $2.7 million. The $2.7 million increase in net income, excluding the SAIF Special Assessment, for the nine months ended December 31, 1997 was primarily due to growth in interest-earning assets.

Interest Income

         Interest and dividend income for the nine months ended December 31, 1997 was $56.1 million, compared to $45.4 million for the nine months ended December 31, 1996, an increase of $10.7 million, or 23.6%. The increase in interest and dividend income is primarily attributable to a $194.6 million increase in average interest-earning assets which increased to $994.8 million for the nine months ended December 31, 1997 from $800.1 million for the nine months ended December 31, 1996. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances. The increase in average interest-earning balances was accompanied by a five basis point decrease in the average yield from 7.53% for the nine months ended December 31, 1996 to 7.48% for the nine months ended December 31, 1997.

         Interest income on loans receivable and mortgage loans held for sale for the nine months ended December 31, 1997 increased by $7.6 million, or 17.7%, to $50.4 million compared to $42.8 million for the same nine months in 1996. This increase was primarily attributable to an increase of $127.3 million in the average loan balance and a four basis point increase in yield on loans receivable and mortgage loans held for sale.

         Interest and dividend income from short-term investments, investment securities and Federal Home Loan Bank stock was $2.0 million for the nine months ended December 31, 1997, compared to $1.9 million for the comparable nine months in 1996. The average yield on investment securities increased by 28 basis points, from 5.91% to 6.19%, during the nine months ended December 31, 1997 versus the nine months ended December 31, 1996. The yield on investment securities for the nine months ended December 31, 1996 was low because of stock subscription proceeds from the Company's initial public offering that were temporarily invested in lower yielding, highly liquid short-term investments. The average balance of investment securities increased by $1.8 million to an average of $43.4 million during the nine months ending December 31, 1997 from $41.6 million during the nine months ended December 31, 1996.

         Interest on mortgage-backed securities for the nine months ended December 31, 1997 increased by $3.0 million to $3.6 million, compared to $659,000 for the same nine months in 1996. This increase in income is attributable to a $65.5 million increase in the average balance, partially offset by a 58 basis point decrease in the average yield on mortgage-backed securities, from 6.72% to 6.14%, during the nine months ended December 31, 1997 versus the nine months ended December 31, 1996. This reduction in yield was the result of the addition of adjustable rate mortgage-backed securities, some of which offer low introductory rates.

Interest Expense

         Interest expense for the nine months ended December 31, 1997 was $33.6 million, compared to $28.4 million for the nine months ended December 31, 1996, an increase of $5.2 million, or 18.2%. The increase in interest expense during this time period was due to an increase in average interest-bearing liabilities, partially offset by a two basis point decrease in their associated cost. Average interest-bearing liabilities increased $134.3 million, or 18.6%, to $855.6 million for the nine months ended December 31, 1997, from $721.3 million for the nine months ended December 31, 1996. Of this amount, the largest growth was in average deposits which grew 15.7% to $675.3 million during the nine months ended December 31, 1997 versus $583.6 million during the same period in 1996. Deposit costs fell one basis point during this time. Because of a decline in market interest rates, the portfolio rate on Federal Home Loan Bank Advances and other borrowings was down 17 basis points, even through the Company actively extended liability maturities through longer-term advances. Average Federal Home Loan Bank advance balances increased $42.7 million to $180.4 million during the nine months ended December 31, 1997 from $137.7 million during the nine months ended December 31, 1996.

Net Interest Income

         Net interest income before provision for loan losses increased $5.5 million, or 32.7%, to $22.5 million for the nine months ended December 31, 1997 from $17.0 million for the nine months ended December 31, 1996. Net interest income improved during this time period because the $194.6 million increase in average interest-earning assets was funded by a $134.3 million increase in average interest-bearing liabilities, with the $60.3 million difference being funded by the increase in stockholders' equity. Most of the increase in stockholders' equity came from net stock conversion proceeds raised during the Company's initial public offering in January of 1997. The Company's net interest margin increased to 3.00% for the nine months ended December 31, 1997 from 2.81% for the nine months ended December 31, 1996, a by-product of the increase in net interest income before provision for loan losses.

Provision for Loan Losses

         For the nine months ended December 31, 1997, the Company's provision for loan losses was $2.1 million compared to $3.0 million for the same prior year period. The quarterly provision was reduced based on management's current assessment of the bank's loan portfolio, trends in the loan portfolio, and market conditions. The allowance for loan loss as a percentage of loans at December 31, 1997 was 1.23% as compared to 1.09% at March 31, 1997.

Non-interest Income

         Non-interest income increased to $4.8 million for the nine months ended December 31, 1997 compared to $3.8 million for the nine months ended December 31, 1996, an increase of $1.0 million, or 27.9%. During this time period, net loan servicing income decreased to $2.0 million from $2.1 million and gain on sale of mortgage loans increased to $1.0 million from $97,000. These changes were primarily due to the effect of increases in the present value of mortgage servicing rights on loans originated and sold during the period, as a component of the gain/(loss) on sale of mortgage loans. The mortgage servicing rights are amortized as a reduction of loan servicing income over the estimated life of the loans being serviced, adjusted for prepayments.


Non-interest Expense

         Total non-interest expense was $15.8 million for the nine months ended December 31, 1997 compared to $15.4 million for the comparable nine months in 1996. Compensation and benefits increased by $2.9 million to $9.5 million for the nine months ended December 31, 1997 from $6.6 million for the nine months ended December 31, 1996. The increase in compensation is primarily due to increased staffing at the Bank to support balance sheet growth, expenses related to the Bank's ESOP, which was created at the time of the initial public offering, and expenses related to the Stock-based Incentive Plan, which was approved by stockholders in August of 1997. Office occupancy and equipment expense increased $596,000 from $1.4 million during the nine months ended December 31, 1996 to $2.0 million during the nine months ended December 31, 1997 due to expenses related to the opening of the Company's new administrative and operations facility in Swansea, Massachusetts and the renovation of the Downtown branch in Fall River and other branches.

         Federal deposit insurance expense decreased by $3.4 million, or 90.8%, to $348,000 for the nine months ended December 31, 1997 from $3.8 million during the nine months ended December 31, 1996. Federal deposit insurance expense for the nine months ended December 31, 1996 included a one-time, pre-tax charge of $2.9 million for the industry-wide SAIF Special Assessment to recapitalize the Savings Association Insurance Fund.

         Other non-interest expense increased to $2.5 million for the nine months ended December 31, 1997 versus $2.2 million for the nine months ended December 31, 1996, an increase of $309,000, or 14.1%. The largest changes in this category came from a $168,000 increase in professional fees, and a $108,000 increase in new holding company related expenses.

Income Taxes

         Income tax expense was $4.1 million for the nine months ended December 31, 1997 compared to $1.1 million for the nine months ended December 31, 1996, an increase of $3.0 million, caused by the increase in income before taxes. The effective income tax rates for the December 31, 1997 and December 31, 1996 nine month periods were 43% and 47%, respectively.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  Other than as discussed below, the Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

                  On January 30, 1998, the Company was named as a defendant in an action filed with the Superior Court of the Commonwealth of Massachusetts, County of Suffolk, (Advest, Inc. v. FIRSTFED AMERICA BANCORP, INC.). The plaintiff alleges that the Company improperly denied the plaintiff the ability to purchase 30,000 shares of stock in the Bank's conversion at $10.00 per share. The Company believes there is no merit to the action and believes its position is supported by applicable federal regulation. The Company intends to vigorously defend the action.

Item 2.  Changes in Securities
         ---------------------

                  Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

                  Not Applicable

Item 5.  Other Information
         -----------------

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  a)    Exhibits:

                        3.1 Certificates of Incorporation of FIRSTFED AMERICA BANCORP, INC.*

                        3.2   Bylaws of FIRSTFED AMERICA BANCORP, INC.*

                        4.0   Stock Certificate of FIRSTFED AMERICA BANCORP,
                              INC.*

                        11    Computation of earnings per share

                        27    Financial Data Schedule (filed herewith)

                  b)    Reports on Form 8-K

                              None

                  *      Incorporated herein by reference into this document
                        from the Exhibits to Form S-1, Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 FIRSTFED AMERICA BANCORP, INC.
                                 --------------------------------------------
                                 Registrant

Date: February 13, 1998          /s/ Robert F. Stoico
                                 --------------------------------------------
                                 President and Chief Executive Officer and
                                 Chairman of the Board
                                 (Principal Executive Officer)

Date: February 13, 1998          /s/ Edward A. Hjerpe III
                                 --------------------------------------------
                                 Senior Vice President
                                 (Principal Accounting and Financial Officer)