Form 10-K405
period 1998-03-31
FIRSTFED AMERICA BANCORP INC
filed 1998-06-26
CIK 1023640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                          COMMISSION FILE NO.: 1-12305

                         FIRSTFED AMERICA BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3331237
         (STATE OR OTHER JURISDICTION                  (IRS EMPLOYER IDENTIFICATION)
      OF INCORPORATION OR ORGANIZATION)

                ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS 02777
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $147.5 million and is based upon the last sales price as listed on The American Stock Exchange for June 15, 1998.

     The number of shares of Common Stock outstanding as of June 15, 1998 is 8,271,794.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

================================================================================

                                     INDEX

                                                              PAGE
                                                              ----
PART I......................................................     2
  Item 1.   Business........................................     2
  Additional Item.  Executive Officers of the Registrant....    35
  Item 2.   Properties......................................    35
  Item 3.   Legal Proceedings...............................    36
  Item 4.   Submission of Matters to a Vote of Security
            Holders.........................................    36

PART II.....................................................    37
  Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters.....................    37
  Item 6.   Selected Financial Data.........................    37
  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    37
  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk.....................................    37
  Item 8.   Financial Statements and Supplementary Data.....    37
  Item 9.   Change In and Disagreements with Accountants on
            Accounting and Financial Disclosure.............    37

PART III....................................................    37
  Item 10.  Directors and Executive Officers of the
            Registrant......................................    37
  Item 11.  Executive Compensation..........................    37
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management..................................    37
  Item 13.  Certain Relationships and Related
            Transactions....................................    38

PART IV.....................................................    38
  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................    38

SIGNATURES..................................................    40

                                     PART I

ITEM 1.  BUSINESS.

  General

     FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form. The conversion was completed on January 15, 1997. At March 31, 1998, the Company had consolidated total assets of $1.282 billion and total stockholders' equity of $127.0 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

     The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally-chartered savings and loan association in 1959. In 1983, the Bank became a federally-chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage banking activities to its operations. The Company conducts business from its administrative and operations offices located in Swansea, Massachusetts and its 13 other banking offices located in the municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, Swansea and Taunton, Massachusetts and Pawtucket, East Providence and Warwick, Rhode Island, and its five loan origination centers located in Yarmouth, Auburn, Agawam and Burlington, Massachusetts and East Greenwich, Rhode Island.

     The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans. Through its 13 banking offices and five loan origination offices, the Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to all loans sold. To a lesser extent, the Company invests in multi-family, commercial real estate, construction and land, commercial and consumer loans. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loan portfolios, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank ("FHLB") advances and other borrowings. At the time of conversion, the Company's Board of Directors authorized management to establish a trust services department to provide future trust services to customers. To date, the trust services department has not been established. The establishment of additional banking offices and trust services by the Company would result in additional capital expenditures and other costs associated with the establishment of such banking offices and services which the Company has not yet currently estimated.

     The Company's and Bank's executive offices are located at ONE FIRSTFED PARK, Swansea Mall Drive, Swansea, Massachusetts 02777. The telephone number is
(508) 679-8181.

     Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by reference from Item 7 herein.

MARKET AREA AND COMPETITION

     The Company is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's deposit gathering is concentrated in the communities surrounding its 13 full service banking offices located in the Southeastern Massachusetts municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, Swansea and Taunton, and the

Rhode Island municipalities of Pawtucket, East Providence and Warwick. The Company also maintains loan origination centers in the municipalities of Yarmouth, Auburn, Agawam and Burlington, Massachusetts and East Greenwich, Rhode Island. The Company primarily invests in loans secured by first or second mortgages on properties located in Massachusetts and Rhode Island and, to a lesser extent, other areas of New England.

     The Company's main banking office is located in Fall River, Massachusetts. Fall River is located in the Southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Company's 13 banking offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River and New Bedford, Massachusetts and Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

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

     While the economy in Southeastern New England has generally been positive in recent years, the area still lags behind the rest of New England and the rest of the nation. Unemployment rates in Providence, Fall River and New Bedford are currently higher than the national and state averages but have improved from the mid-1990s. Small businesses, service firms and tourism form the backbone of the region's economy. Cuts to the defense industry, changes in the costume jewelry industry and uncertainty in the technology industry have resulted in decreased employment opportunities in the region. However, many significant employers, such as The Acushnet Company, Fidelity Investments, Textron, American Power Conversion, Globe Manufacturing, Electric Boat and Hasbro are still located in the region.

     The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from local savings, cooperative and commercial banks and credit unions. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. In the areas of Fall River and Rhode Island, the Company has experienced significant competition from credit unions which have a competitive advantage as they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

     From the mid-1980s through the early 1990s, the Bank's operating strategy was to control growth while building its loan servicing portfolio and the resultant fee income. As part of this strategy, the Bank increased market share through its mortgage banking activities. Interest rate risk was managed by generally retaining all adjustable rate one- to four-family loans and selling all longer term fixed-rate one- to four-family loans in the secondary market on a servicing retained basis. Beginning in 1993, the Bank began to focus more heavily on building its loan and deposit franchise and increasing its level of interest-earning assets and retail deposits. At that time, the Bank began to expand its franchise in its existing market area and other areas in Southeastern Massachusetts and Rhode Island through the establishment of de novo banking offices and new loan origination facilities. Since 1994, the Bank has opened six new banking offices in Seekonk, Swansea, and New Bedford, Massachusetts and East Providence, Pawtucket and Warwick, Rhode Island and one new loan origination office in Burlington, Massachusetts. In addition, the Company opened a new centralized administrative and operations center in October, 1997 in Swansea, Massachusetts, and is currently constructing a banking office in Cranston, Rhode Island. Pursuant to this expansion strategy, the Company is currently seeking new banking offices within its primary market areas as well as considering sites for loan production offices within its existing market area and Connecticut.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At March 31, 1998, total loans receivable was $868.1 million, of which $691.7 million were one- to four-family residential mortgage loans, or 79.7% of the Company's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $3.9 million of multi-family residential loans, or .4% of total loans receivable; $45.7 million of commercial real estate loans, or 5.3% of total loans receivable; $27.1 million of construction and land loans, or 3.1% of total loans receivable; $26.7 million of commercial loans, or 3.1% of total loans receivable; and $72.9 million of consumer loans, or 8.4% of total loans receivable, consisting of $26.3 million of home equity lines of credit, $38.9 million of second mortgages and $7.8 million of other consumer loans. After including allowance for loan losses, undisbursed proceeds of construction mortgages in process, and deferred loan origination fees, loans receivable, net was $848.6 million at March 31, 1998. At that same date, 51.4% of the Company's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index. The Company had $84.9 million of mortgage loans held for sale at March 31, 1998, consisting of one- to four-family fixed-rate mortgage loans.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                           AT MARCH 31,
                            --------------------------------------------------------------------------
                                   1998                  1997                  1996             1995
                            -------------------   -------------------   -------------------   --------
                                       PERCENT               PERCENT               PERCENT
                             AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT
                            --------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  Residential:
    One- to four-family...  $691,675     79.68%   $666,942     82.08%   $531,849     81.63%   $405,747
    Multi-family..........     3,899       .45       4,416       .54       4,703       .72       5,157
  Commercial real
    estate................    45,723      5.27      33,057      4.07      23,368      3.59      19,968
  Construction and land...    27,145      3.13      23,919      2.95      25,297      3.88      26,337
                            --------   -------    --------   -------    --------   -------    --------
    Total mortgage
      loans...............   768,442     88.53     728,334     89.64     585,217     89.82     457,209
                            --------   -------    --------   -------    --------   -------    --------
COMMERCIAL................    26,689      3.07      20,062      2.47      14,473      2.22      12,756
                            --------   -------    --------   -------    --------   -------    --------
CONSUMER LOANS:
  Home equity lines.......    26,252      3.02      25,021      3.08      27,995      4.30      29,373
  Second mortgages........    38,862      4.48      32,122      3.95      18,064      2.77       9,111
  Other consumer loans....     7,828       .90       6,985       .86       5,813       .89       3,874
                            --------   -------    --------   -------    --------   -------    --------
    Total consumer
      loans...............    72,942      8.40      64,128      7.89      51,872      7.96      42,358
                            --------   -------    --------   -------    --------   -------    --------
    Total loans
      receivable..........   868,073    100.00%    812,524    100.00%    651,562    100.00%    512,323
                                       =======               =======               =======
Less:
  Allowance for loan
    losses................   (10,937)               (8,788)               (5,607)               (4,239)
  Undisbursed proceeds of
    construction mortgages
    in process............    (7,164)               (5,274)               (6,568)               (5,511)
  Deferred loan
    origination Fees,
    net...................    (1,420)               (2,107)               (1,795)               (2,596)
                            --------              --------              --------              --------
  Loans receivable, net...   848,552               796,355               637,592               499,977
  Mortgage loans held for
    sale..................    84,867                23,331                17,747                 6,816
                            --------              --------              --------              --------
    Loans receivable, net
      and mortgage loans
      held for sale.......  $933,419              $819,686              $655,339              $506,793
                            ========              ========              ========              ========

                                     AT MARCH 31,
                            ------------------------------
                              1995            1994
                            --------   -------------------
                            PERCENT               PERCENT
                            OF TOTAL    AMOUNT    OF TOTAL
                            --------   --------   --------
                                (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  Residential:
    One- to four-family...    79.20%   $335,374     78.84%
    Multi-family..........     1.00       5,257      1.24
  Commercial real
    estate................     3.90      14,849      3.49
  Construction and land...     5.14      20,142      4.73
                            -------    --------   -------
    Total mortgage
      loans...............    89.24     375,622     88.30
                            -------    --------   -------
COMMERCIAL................     2.49      10,269      2.41
                            -------    --------   -------
CONSUMER LOANS:
  Home equity lines.......     5.73      30,409      7.15
  Second mortgages........     1.78       5,438      1.28
  Other consumer loans....      .76       3,672       .86
                            -------    --------   -------
    Total consumer
      loans...............     8.27      39,519      9.29
                            -------    --------   -------
    Total loans
      receivable..........   100.00%    425,410    100.00%
                            =======               =======
Less:
  Allowance for loan
    losses................               (3,964)
  Undisbursed proceeds of
    construction mortgages
    in process............               (6,758)
  Deferred loan
    origination Fees,
    net...................               (2,915)
                                       --------
  Loans receivable, net...              411,773
  Mortgage loans held for
    sale..................               15,779
                                       --------
    Loans receivable, net
      and mortgage loans
      held for sale.......             $427,552
                                       ========

     Loan Maturity. The following table shows the remaining contractual maturity of the Company's loans at March 31, 1998. The table does not include the effect of future principal prepayments.

                                                                      AT MARCH 31, 1998
                                      ---------------------------------------------------------------------------------
                                      ONE- TO
                                       FOUR-     MULTI-   COMMERCIAL    CONSTRUCTION                            TOTAL
                                       FAMILY    FAMILY   REAL ESTATE     AND LAND     COMMERCIAL   CONSUMER    LOANS
                                      --------   ------   -----------   ------------   ----------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Amounts due:
  One year or less..................  $    516   $   10     $ 5,231       $11,506       $13,027     $28,497    $ 58,787
                                      --------   ------     -------       -------       -------     -------    --------
  After one year:
    More than one year to three
      years.........................     3,053       38       7,058            78         2,392       4,812      17,431
    More than three years to five
      years.........................    12,173       98      25,368            23         7,886       8,990      54,538
    More than five years to 10
      years.........................    98,344      644       5,278           418         2,545      17,402     124,631
    More than 10 years to 20
      years.........................   220,484    1,786       2,211         8,196           839      12,027     245,543
    More than 20 years..............   357,105    1,323         577         6,924            --       1,214     367,143
                                      --------   ------     -------       -------       -------     -------    --------
    Total due after one year........   691,159    3,889      40,492        15,639        13,662      44,445     809,286
                                      --------   ------     -------       -------       -------     -------    --------
         Total amount due...........  $691,675   $3,899     $45,723       $27,145       $26,689     $72,942     868,073
                                      ========   ======     =======       =======       =======     =======
  Less:
    Allowance for loan losses.......                                                                            (10,937)
    Undisbursed proceeds of
      construction mortgages in
      process.......................                                                                             (7,164)
    Deferred loan origination fees,
      net...........................                                                                             (1,420)
                                                                                                               --------
    Loans receivable, net...........                                                                           $848,552
                                                                                                               ========

     The following table sets forth, at March 31, 1998, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                  DUE AFTER MARCH 31, 1999
                                                             ----------------------------------
                                                              FIXED      ADJUSTABLE     TOTAL
                                                             --------    ----------    --------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family......................................  $340,830     $350,329     $691,159
  Multi-family.............................................       248        3,641        3,889
  Commercial real estate...................................    34,865        5,627       40,492
  Construction and land....................................     3,899       11,740       15,639
                                                             --------     --------     --------
          Total mortgage loans.............................   379,842      371,337      751,179
Commercial loans...........................................     9,645        4,017       13,662
Consumer loans.............................................    44,445           --       44,445
                                                             --------     --------     --------
          Total loans......................................  $433,932     $375,354     $809,286
                                                             ========     ========     ========

     Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its 13 banking offices and five loan origination centers and through a network of approximately 65 active loan correspondents, wholesale loan brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through loan correspondents are underwritten by the Company pursuant to the Company's policies and procedures. For the fiscal year ended March 31, 1998, the Company's loan correspondents originated $260.5 million in loans. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all loans originated by the Company are originated for investment with the exception of longer-term fixed-rate one- to four-family mortgage loans. While the Company has in the past, from time to time, retained fixed-rate one- to four-family loans and sold adjustable-rate one-to four-family loans, it is the general policy of the Company to sell substantially all of the one- to four-family fixed-rate mortgage loans with maturities over 12 years that it originates and to retain substantially all fixed-rate loans with maturities of up to 12 years and all adjustable-rate one- to four-family mortgage loans which it originates. The one- to four-family loan products currently originated for sale by the Company include a variety of mortgage loans which conform to the underwriting standards specified by the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming loans") and, to a lesser extent, loans which do not conform to FNMA or FHLMC standards due to loan amounts ("jumbo loans"), or which otherwise vary from agency underwriting standards. The Company also sells all mortgage loans insured by FHA and VA. All one- to four-family loans sold by the Company are sold pursuant to master commitments negotiated with FNMA, FHLMC and other investors to purchase loans meeting such investors' defined criteria. Although the Company has entered into master commitment contracts, such contracts generally do not require the purchasers to buy or the Company to deliver a specific amount of mortgage loans.

     The Company currently sells substantially all longer-term fixed-rate conforming mortgage loans it originates to FNMA and FHLMC. Sales of loans are made without recourse to the Company in the event of default by the borrower, except, in the case of VA loans, which are subject to limitations on the VA's loan guarantees. The Company generally retains the servicing rights on the mortgage loans sold to FNMA and FHLMC but generally sells all VA, FHA, jumbo loans and non-conforming loans to institutional investors on a servicing released basis.

     Between the time the Company issues loan commitments and the time such loans or the securities into which they are converted are sold, the Company is exposed to movements in the market price due to changes in market interest rates. The Company manages this risk by utilizing forward cash sales of loans or mortgage-backed securities primarily to FNMA and FHLMC (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, the Company attempts to cover between 60% and 80% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments the Company will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates of closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan origination and purchases and management's estimates can expose the Company to losses. If the Company is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Company may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Company will be successful in its effort to minimize interest-rate risk between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 1998, the Company had $119.5 million of forward sale commitments.

     At March 31, 1998, the Company was servicing its portfolio of $933.4 million of loans receivable, net and mortgage loans held for sale and $1.280 billion of loans for others, primarily consisting of conforming fixed-rate loans sold by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. The gross servicing fee income from loans originated and purchased is generally .25 to .38% of the total balance of the loan serviced.

     During the fiscal years ended March 31, 1998 and March 31, 1997, the Company originated $463.8 million and $421.1 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $136.2 million and $203.5 million, respectively, were retained by the Company. The fixed-rate loans retained by the Company consisted primarily of loans with terms of 12 years or less. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") as amended by SFAS No. 125, pursuant to which the value of servicing rights are recognized as an asset of the Company. The book value of this asset at March 31, 1998, net of amortization, was $3.2 million.

     The Company has, in the past, from time to time, purchased loans or participations in loans, primarily one- to four-family mortgage loans, and had $6.1 million of purchased loans at March 31, 1998. Purchases of loans from correspondent financial institutions are underwritten pursuant to the Company's policies and are closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities. At March 31, 1998, the Company had $84.9 million in mortgage loans held for sale consisting of fixed-rate one- to four-family loans.

     The following table sets forth the Company's loan originations, participations, sales and principal repayments for the periods indicated:

                                                             FOR THE YEAR ENDED MARCH 31,
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         ----------    ----------    ---------
                                                                (DOLLARS IN THOUSANDS)
Beginning balance(1)...................................  $  819,686    $  655,339    $ 506,793
  Loans originated:
     Mortgage loans:
       One- to four-family.............................     463,765       421,088      375,063
       Multi-family....................................         220           189           40
       Commercial real estate..........................      25,599        17,809        6,839
       Construction and land...........................      32,677        27,316       29,519
                                                         ----------    ----------    ---------
          Total mortgage loans.........................     522,261       466,402      411,461
                                                         ----------    ----------    ---------
Commercial.............................................      11,539        11,316        8,660
                                                         ----------    ----------    ---------
     Consumer loans:
       Home equity lines...............................      13,537         5,516       10,695
       Second mortgages................................      19,224        21,636       13,868
       Other consumer loans............................       3,794         2,956        2,688
                                                         ----------    ----------    ---------
          Total consumer loans.........................      36,555        30,108       27,251
                                                         ----------    ----------    ---------
          Total loans originated.......................     570,355       507,826      447,372
                                                         ----------    ----------    ---------
          Total........................................   1,390,041     1,163,165      954,165
Less:
  Principal repayments and other, net..................    (188,899)     (124,482)    (112,546)
  Loan charge-offs, net................................        (201)         (569)      (1,258)
  Proceeds from sale of mortgage loans.................    (266,109)     (217,591)    (184,207)
  Transfer of mortgage loans to REO....................      (1,413)         (837)        (815)
                                                         ----------    ----------    ---------
Loans receivable, net and mortgage loans held for
  sale.................................................     933,419       819,686      655,339
  Mortgage loans held for sale.........................     (84,867)      (23,331)     (17,747)
                                                         ----------    ----------    ---------
Ending balance, loans receivable, net..................  $  848,552    $  796,355    $ 637,592
                                                         ==========    ==========    =========

---------------
(1) Includes mortgage loans held for sale.

     One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one- to four-family residences with maturities of up to 30 years. Substantially all of such loans are secured by property located in the Company's primary market area. Loan originations are generally obtained from the Company's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At March 31, 1998, residential one- to four-family mortgage loans totaled $691.7 million, or 79.7% of the Company's total loans receivable. Of the Company's one- to four-family residential mortgage loans, $341.4 million, or 49.4%, were fixed-rate loans and $350.3 million, or 50.6%, were adjustable-rate loans.

     The Company's fixed-rate mortgage loans currently are made for terms from seven to 30 years. The Company sells substantially all fixed-rate residential mortgage loans that it originates with a maturity greater than 12 years and retains the servicing on all loans sold to FNMA and FHLMC. The Company generally retains for its portfolio shorter-term, fixed-rate loans with a maturity of 12 years or less and all adjustable-rate one- to four-family loans.

     The Company currently offers a number of ARM loan programs with interest rates which are fixed for a period of one, three, four, five or seven years and adjust annually thereafter. The Company's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan, respectively. The interest rate adjustment on these loans is generally indexed to the one-year U.S. Treasury CMT Index.

     The Company's policy is to originate one- to four-family residential first-mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained with the exception of FHA and VA loans. Mortgage loans originated by the Company include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

     The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Company's exposure to increases in interest rates. However, adjustable-rate loans may pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases reduce the credit risk associated with its adjustable-rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

     In an effort to provide financing for first-time and moderate income home buyers, the Company offers FHA and VA loans and also has its own first-time home buyer program. These programs offer single-family residential mortgage loans to qualified individuals. These loans are offered with terms of up to 30 years. Such loans must be secured by a one- to four-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is normally required. The Company expects to achieve a lower rate of return on loans originated under the first time home buyer program when compared to other residential mortgage loans because the Company typically charges: a lower rate of interest; a lower mortgage origination fee or; lower closing costs on such loan programs.

     Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by owner-occupied properties used for business purposes such as light manufacturing, small office buildings or retail facilities located in the Company's primary market area. To a lesser extent, the Company originates construction, acquisition and development loans to experienced developers known to the Company for the construction of residential developments. The Company's commercial real estate underwriting policy provides that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property. Commercial real estate lending is limited by the Bank's regulatory loans-to-one borrower limit which at March 31, 1998 was $16.9 million. The Company currently originates commercial real estate loans, generally with terms of up to 10 years and amortizations of up to 20 years with the outstanding balance due and payable at the end of the loan term. The Company's adjustable-rate loans generally have interest rates that adjust daily and are indexed to the prime rate of interest. In reaching its decision on whether to make a commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. In addition, environmental impact surveys are generally required for all commercial real estate loans in excess of $500,000. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Company may waive a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the down payment, and other mitigating circumstances. The Company's commercial real estate loan portfolio at March 31, 1998 was $45.7 million, or 5.3% of total loans receivable. At March 31, 1998, the largest commercial real estate loan in the Company's portfolio had an outstanding principal balance of $1.2 million.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

     Commercial Lending. The Company also originates commercial loans to businesses generally operating in the Company's primary market area. Such loans are generally secured by equipment, inventory and accounts receivable. The Company offers commercial loans in the form of term loans and lines of credit. Term loans are generally offered with either fixed or adjustable rates of interest and terms of up to ten years. Most term loans fully amortize during the term of such loan. Business lines of credit generally have terms of one-year and are indexed to the Company's prime rate of interest or the prime rate as published in The Wall Street Journal. These lines of credit are renewable annually.

     In making commercial loans, the Company considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Company's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, on an exception basis, personal guarantees may be waived on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Company's largest commercial loan at March 31, 1998 was a $2.0 million line of credit of which no funds were advanced at March 31, 1998. At such date, the Company had $9.8 million of unadvanced commercial lines of credit. At March 31, 1998, the Company had $26.7 million of commercial loans which amounted to 3.1% of the Company's total loans receivable.

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

     Multi-Family Lending. The Company originates adjustable-rate multi-family mortgage loans generally secured by five to 12 unit residential apartment buildings located in the Company's primary market area. Such loans adjust annually, have a 25 year term and are indexed to the one year FHLB advance rate. As a result of uncertain market conditions in its primary market area, the Company currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 60% of the appraised value of the underlying property. The maximum amount of a multi-family loan is limited by the Company's loans-to-one borrower limit which, at March 31, 1998, was $16.9 million.

     When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. All multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. The Company's multi-family loan portfolio at March 31, 1998, totaled $3.9 million, or .4% of total loans receivable. At March 31, 1998, the Company had no multi-family loans with an outstanding carrying balance in excess of $200,000.

     Loans secured by apartment buildings and other multi-family residential properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies.

     Construction and Land Lending. The Company originates construction and land loans primarily for the development of single-family residences. Such loans are made principally to individuals building their primary residence and, to a lesser extent, to licensed and experienced developers known to the Company in its primary market area for the construction of single-family developments. The Company generally does not originate loans secured by raw land. In the case of construction and land mortgage loans to individuals building their primary residence, such loans are originated in amounts up to 90% of the appraised value of the property, as improved. Construction and land loans to commercial developers are originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Proceeds of construction and land loans are disbursed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Company's largest construction and land loan at March 31, 1998 was a performing loan with a $600,000 carrying balance secured by a single-family home located in Shrewsbury, Massachusetts. At March 31, 1998, the Company had $27.1 million of construction and land loans which amounted to 3.1% of the Company's total loans receivable.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Consumer Lending. Consumer loans at March 31, 1998 amounted to $72.9 million, or 8.4% of the Company's total loans receivable, and consisted primarily of home equity lines of credit and second mortgage loans, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

     The Company offers two types of home equity loans: a variable-rate "open-end line of credit" and a fixed-rate "second mortgage". Substantially all of the Company's home equity loans are secured by second liens on one- to four-family residences located in the Company's primary market area. At March 31, 1998, home equity loans totaled $65.1 million, or 7.5% of the Company's total loans and 89.3% of total consumer loans. Home equity lines of credit have variable rates of interest which can generally adjust on a monthly basis. The interest rate on such loans is indexed to the prime rate as reported in The Wall Street Journal and generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loans-to-value ratio ("LTV") on home equity loans is 80%; however, fixed-rate second mortgage loans up to $50,000 can have an

LTV of up to 100% on the property as long as other underwriting criteria are satisfied. At March 31, 1998, the Company had $57.0 million of variable-rate home equity lines of credit with an outstanding balance of $26.3 million, which was 3.0% of total loans receivable and 36.0% of total consumer loans. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which vary depending on the amortization period chosen by the borrower. At March 31, 1998, fixed-rate second mortgage loans totaled $38.9 million, or 4.5% of the Company's total loans receivable and 53.3% of total consumer loans. The underwriting standards employed by the Company for home equity lines of credit and second mortgage loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     The Company also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Unsecured personal loans generally have a maximum borrowing limitation of $10,000 and generally allow a maximum debt ratio (the ratio of debt service to net earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile. At March 31, 1998, personal loans totaled $4.4 million, or .5% of the Company's total loans receivable and 6.0% of consumer loans; and automobile loans totaled $3.4 million, or .4% of total loans receivable and 4.7% of consumer loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 1998, consumer loans 90 days or more delinquent totaled $432,000.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. In connection with one- to four-family mortgage loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: owner-occupied mortgages that meet the general underwriting standards of FNMA and FHLMC, with an 80% or lower LTV ratio and which do not exceed FNMA and FHLMC maximum limits, may be approved by the Company's underwriters; all other mortgage loans in amounts up to $300,000 must be approved by the Company's Director of Residential Loan Production. The Senior Vice President of the Mortgage Banking Group or Senior Vice President of Banking Group must approve mortgage loans in excess of $300,000 and up to $500,000. The Company's Retail Loan Committee must approve loans in excess of $500,000 and up to $750,000. Approval of the Board of Directors' Executive Committee is required for any loan in excess of $750,000.

     With respect to multi-family and construction and land loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: mortgage loans in amounts up to $250,000 must be approved by the Company's Director of Residential Loan Production; mortgage loans in excess of $250,000 and up to $400,000 require the approval of either the Company's Senior Vice President of Mortgage Banking Group or Senior Vice President of Banking Group; mortgage loans in excess of $400,000 and up to $500,000 require the approval of the Company's Retail Loan Committee; loans in excess of $500,000 require the approval of the Board of Directors' Executive Committee.

     In connection with consumer loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: consumer loans up to $100,000 and which meet certain lending criteria may be approved by the Company's Consumer Loan Manager; any consumer loan up to $250,000 may be approved by either the Company's Senior Vice President of Mortgage Banking Group, Senior Vice President of Banking Group, Director of Residential Loan Production or Director of Commercial Services; loans in excess of $250,000 and up to $400,000 must be approved by the Company's Retail Loan Committee; and loans in excess of $400,000 must be approved by the Board of Directors' Executive Committee.

     With respect to commercial and commercial real estate loans to borrowers with total credit exposure of up to $600,000, the Board of Directors has authorized the approval of these loans by commercial lending officers of the Company with progressively higher levels of responsibility as the amount of aggregate credit exposure increases. Loans to borrowers with total credit exposure in excess of $600,000 and up to $2 million require the approval of the Commercial Loan Committee and loans to borrowers with total credit exposure in excess of $2 million require the approval of the Board of Directors' Executive Committee. Additionally, the President and CEO has lending authority up to $3 million.

     Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Company's unimpaired capital and surplus. At March 31, 1998, the loans to one borrower limit was $16.9 million.

DELINQUENT LOANS, CLASSIFIED ASSETS AND REAL ESTATE OWNED

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all real estate owned ("REO"). The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Company takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Company generally sends the borrower a written notice of non-payment after the loan is first past due. The Company's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment, offer to provide budget and finance counseling services, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes REO.

     Federal regulations and the Company's Credit Risk Review Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

     The Company's Credit Risk Review Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At March 31, 1998, the Company had $4.1 million of loans designated as Substandard. As of March 31, 1998, the Company had 18 loans totaling $3.0 million designated as Special Mention. These loans are designated as Special Mention because of inherent weaknesses that currently exist but might be correctable in a twelve month cycle. Accordingly, they require additional monitoring. At March 31, 1998, the largest loan designated as Special Mention was a commercial real estate loan with a carrying balance of $399,000, and was secured by a first mortgage lien. In addition, at March 31, 1998, the Company had $2.7 million of commercial real estate and commercial loans on its "Watch List." Loans on this list require close attention due to such weaknesses as delinquency, untimely receipt of financial statements or collateral dissipation.

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                   AT MARCH 31, 1998                             AT MARCH 31, 1997
                                      -------------------------------------------   -------------------------------------------
                                           60-89 DAYS          90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                      --------------------   --------------------   --------------------   --------------------
                                                 PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                                       NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
                                      OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                      --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                       (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family...............     11        $683         17       $1,073        12       $  525        33       $1,908
  Multi-family......................     --          --          1          101         1          202         2          268
  Commercial real estate............      2         176          3        1,199        --           --         1          976
  Construction and land.............     --          --          2          169        --           --         2          232
                                       ----        ----       ----       ------      ----       ------      ----       ------
         Total mortgage loans.......     13         859         23        2,542        13          727        38        3,384
                                         --        ----       ----       ------      ----       ------      ----       ------
COMMERCIAL LOANS....................      1          16          4           74         1           23        --           --
                                       ----        ----       ----       ------      ----       ------      ----       ------
CONSUMER LOANS:
  Home equity lines.................      1          15          5          425         6          180         4          114
  Second mortgages..................      5          59         --           --         3           34         3           95
  Other consumer loans..............      4           6          6            7        10           57         9           69
                                       ----        ----       ----       ------      ----       ------      ----       ------
         Total consumer loans.......     10          80         11          432        19          271        16          278
                                       ----        ----       ----       ------      ----       ------      ----       ------
Total loans.........................     24        $955         38       $3,048        33       $1,021        54       $3,662
                                       ====        ====       ====       ======      ====       ======      ====       ======
Delinquent loans to loans
  receivable, net...................               0.11%                   0.36%                  0.13%                  0.46%

                                                   AT MARCH 31, 1996
                                      -------------------------------------------
                                           60-89 DAYS          90 DAYS OR MORE
                                      --------------------   --------------------
                                                 PRINCIPAL              PRINCIPAL
                                       NUMBER     BALANCE     NUMBER     BALANCE
                                      OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                      --------   ---------   --------   ---------
                                                (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family...............     24       $1,589        31       $2,469
  Multi-family......................     --           --         3          334
  Commercial real estate............      1          231        --           --
  Construction and land.............      1           37        --           --
                                       ----       ------      ----       ------
         Total mortgage loans.......     26        1,857        34        2,803
                                       ----       ------      ----       ------
COMMERCIAL LOANS....................     --           --         1           87
                                       ----       ------      ----       ------
CONSUMER LOANS:
  Home equity lines.................     16          231        12          956
  Second mortgages..................     --           --        12          196
  Other consumer loans..............      4           12         4            3
                                       ----       ------      ----       ------
         Total consumer loans.......     20          243        28        1,155
                                       ----       ------      ----       ------
Total loans.........................     46       $2,100        63       $4,045
                                       ====       ======      ====       ======
Delinquent loans to loans
  receivable, net...................                0.33%                  0.63%

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans and REO. At March 31, 1998, REO totaled $595,000 consisting of 10 properties, 2 of which were secured by land and 8 of which were secured by one- to four-family homes. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to reverse all accrued interest.

                                                                 AT MARCH 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One- to four-family......................  $1,073    $1,908    $2,469    $2,501    $3,649
     Multi-family.............................     101       268       334        51        --
     Commercial real estate...................   1,199       976        --        85        --
     Construction and land....................     169       232        --        --        26
                                                ------    ------    ------    ------    ------
          Total mortgage loans................   2,542     3,384     2,803     2,637     3,675
                                                ------    ------    ------    ------    ------
  Commercial loans............................      74        --        87        --        15
                                                ------    ------    ------    ------    ------
  Consumer loans:
     Home equity lines........................     425       114       956       386       483
     Second mortgages.........................      --        95       196        --        34
     Other consumer loans.....................       7        69         3        10        14
                                                ------    ------    ------    ------    ------
          Total consumer loans................     432       278     1,155       396       531
                                                ------    ------    ------    ------    ------
          Total nonaccrual loans..............   3,048     3,662     4,045     3,033     4,221
Real estate owned, net(1).....................     595       665       643       296       939
                                                ------    ------    ------    ------    ------
          Total non-performing assets.........  $3,643    $4,327    $4,688    $3,329    $5,160
                                                ======    ======    ======    ======    ======
Allowance for loan losses as a percent of
  Loans(2)....................................    1.27%     1.09%     0.87%     0.84%     0.95%
Allowance for loan losses as a percent of non-
  performing loans(3).........................  358.83%   239.98%   138.62%   139.76%    93.91%
Non-performing loans as a percent of
  Loans(2)(3).................................    0.35%     0.45%     0.63%     0.60%     1.02%
Non-performing assets as a percent of total
  assets(4)...................................    0.28%     0.44%     0.65%     0.59%     1.10%

---------------
(1) REO balances are shown net of related valuation allowances.
(2) Loans includes loans receivable, net, excluding allowance for loan losses.
(3) Non-performing loans consist of those loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(4) Non-performing assets consist of non-performing loans and REO.

     Impaired Loans. The Company adopted a new accounting method for measuring loan impairment on April 1, 1995. Adoption of this accounting standard did not have a material effect on the comparability of the above tables. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same definition of "non-accrual loans," although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is not probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or a commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Residential mortgage and consumer loans are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

     At March 31, 1998 and March 31, 1997, total impaired loans were $1.5 million and $1.5, respectively. At March 31, 1998, impaired loans of $1.5 million required an impairment allowance of $812,000. All impaired loans have been measured using the fair value of the collateral method. During the fiscal year ended March 31, 1998, the average recorded value of impaired loans was $1.5 million. For these loans, $120,000 of interest income was recognized while $228,000 of interest income would have been recognized under the original terms.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, the OTS and FDIC, as an integral part of their examination process, periodically review the Company's allowance for loan losses. The OTS and FDIC may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 1998, the Company's allowance for loan losses was 1.27% of total loans receivable as compared to 1.09% as of March 31, 1997. The increase in allowance for loan losses reflects management's assessment of the loan portfolio and was based upon growth in the loan balances and the composition of the portfolio. The Company had non-accrual loans of $3.0 million and $3.7 million at March 31, 1998 and March 31, 1997, respectively. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those assumed management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Company's allowance for loan losses for the years set forth in the following table.

                                                     AT OR FOR THE YEAR ENDED MARCH 31,
                                               -----------------------------------------------
                                                1998       1997      1996      1995      1994
                                               -------    ------    ------    ------    ------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year.................  $ 8,788    $5,607    $4,239    $3,964    $3,524
Provision for loan losses....................    2,350     3,750     2,626       653     1,035
Charge-offs:
  Mortgage loans:
     One- to four-family.....................      188       331       218       168       324
     Multi-family............................       --        82        --        --        55
     Commercial real estate..................       --        --       967        25       121
     Construction and land...................       --        --        --        --        25
     Commercial loans........................       --        87        --        15        38
  Consumer loans:
     Home equity lines.......................       --       116        68       113        20
     Second mortgages........................       15        10        --        --        --
     Other consumer loans....................        9        11        35        79        45
                                               -------    ------    ------    ------    ------
          Total..............................      212       637     1,288       400       628
Recoveries...................................       11        68        30        22        33
                                               -------    ------    ------    ------    ------
Balance at end of year.......................  $10,937    $8,788    $5,607    $4,239    $3,964
                                               =======    ======    ======    ======    ======

Ratio of net charge-offs during the year to
  average loans outstanding during the
  year.......................................     0.02%     0.07%     0.23%     0.08%     0.14%
                                               =======    ======    ======    ======    ======

     The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                       AT MARCH 31,
                             -------------------------------------------------------------------------------------------------
                                          1998                              1997                             1996
                             -------------------------------   ------------------------------   ------------------------------
                                                    PERCENT                          PERCENT                          PERCENT
                                                    OF LOANS                         OF LOANS                         OF LOANS
                                       PERCENT OF   IN EACH             PERCENT OF   IN EACH             PERCENT OF   IN EACH
                                       ALLOWANCE    CATEGORY            ALLOWANCE    CATEGORY            ALLOWANCE    CATEGORY
                                        TO TOTAL    TO TOTAL             TO TOTAL    TO TOTAL             TO TOTAL    TO TOTAL
                             AMOUNT    ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS
                             -------   ----------   --------   ------   ----------   --------   ------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Mortgages:
  Residential..............  $ 2,959      27.05%      83.26%   $2,769      31.51%      85.57%   $2,175      38.79%      86.23%
  Commercial...............    3,023      27.64        5.27     2,239      25.48        4.07     1,195      21.31        3.59
                             -------     ------      ------    ------     ------      ------    ------     ------      ------
        Total..............    5,982      54.69       88.53     5,008      56.99       89.64     3,370      60.10       89.82
Commercial.................    1,309      11.97        3.07       932      10.60        2.47       621      11.08        2.22
Consumer...................    1,358      12.42        8.40     1,151      13.10        7.89       829      14.79        7.96
Unallocated................    2,288      20.92          --     1,697      19.31          --       787      14.03          --
                             -------     ------      ------    ------     ------      ------    ------     ------      ------
        Total allowance for
          loan losses......  $10,937     100.00%     100.00%   $8,788     100.00%     100.00%   $5,607     100.00%     100.00%
                             =======     ======      ======    ======     ======      ======    ======     ======      ======

                                                      AT MARCH 31,
                             ---------------------------------------------------------------
                                          1995                             1994
                             ------------------------------   ------------------------------
                                                   PERCENT                          PERCENT
                                                   OF LOANS                         OF LOANS
                                      PERCENT OF   IN EACH             PERCENT OF   IN EACH
                                      ALLOWANCE    CATEGORY            ALLOWANCE    CATEGORY
                                       TO TOTAL    TO TOTAL             TO TOTAL    TO TOTAL
                             AMOUNT   ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS
                             ------   ----------   --------   ------   ----------   --------
                                                 (DOLLARS IN THOUSANDS)
Mortgages:
  Residential..............  $1,223      28.85%      85.34%   $1,144      28.86%      84.81%
  Commercial...............   1,265      29.84        3.90     1,063      26.82        3.49
                             ------     ------      ------    ------     ------      ------
        Total..............   2,488      58.69       89.24     2,207      55.68       88.30
Commercial.................     600      14.16        2.49       426      10.75        2.41
Consumer...................     473      11.16        8.27       454      11.45        9.29
Unallocated................     678      15.99          --       877      22.12          --
                             ------     ------      ------    ------     ------      ------
        Total allowance for
          loan losses......  $4,239     100.00%     100.00%   $3,964     100.00%     100.00%
                             ======     ======      ======    ======     ======      ======

INVESTMENT ACTIVITIES

     Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Company has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in U.S. government-sponsored agency mortgage-related securities (consisting of mortgage-backed pass-through securities and collateralized mortgage obligations) and U.S. government and federal agency securities, all of which qualify as liquid assets under the OTS liquidity regulations. As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), the Company designates investment securities as held to maturity, available for sale, or held for trading. The Company generally invests in securities as part of a wholesale leverage strategy as well as to manage interest-rate risk and to maintain liquidity levels deemed appropriate by management. The Company does not currently maintain a portfolio of securities categorized as held for trading. At March 31, 1998 the Company had no short-term or overnight investments. As of the same date, the Company's investment securities available for sale portfolio totaled $7.7 million, or .6% of assets, consisting of marketable equity securities with a fair value of $3.7 million and federal agency floating-rate securities with a fair value of $4.0 million and a weighted average remaining maturity of 7.9 months. At March 31, 1998, the Company's investment securities held to maturity portfolio totaled $22.5 million, or 1.8% of assets, consisting of U.S. government and federal agency securities with a weighted average remaining maturity of 9.5 months.

     At March 31, 1998, the Company had invested $227.6 million, or 17.8% of assets, in mortgage-backed securities insured by either the Government National Mortgage Association ("GNMA"), FNMA or FHLMC. The portfolio consisted of $215.1 million of mortgage-backed securities classified as available for sale, or 94.5% of total mortgage-backed securities, and $12.5 million of mortgage-backed securities classified as held to maturity, or 5.5% of total mortgage-backed securities. Of the $227.6 million, $185.7 million were adjustable-rate securities with maximum interest rate adjustments of up to 2% annually or up to 6% over the life of the security. Fixed-rate mortgage-backed securities available for sale with a fair value of $40.4 million have balloon payments seven years after their original issue date. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments over the life of the security. Mortgage-backed securities may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value and/or interest rates of such securities may be adversely affected by changes in interest rates.

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's short-term investments and investment securities at the dates indicated:

                                                           AT MARCH 31,
                               --------------------------------------------------------------------
                                       1998                    1997                    1996
                               --------------------    --------------------    --------------------
                               AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                 COST        VALUE       COST        VALUE       COST        VALUE
                               ---------    -------    ---------    -------    ---------    -------
                                                          (IN THOUSANDS)
Short-term investments.......   $    --     $    --     $39,410     $39,410     $    --     $    --
                                =======     =======     =======     =======     =======     =======
Investment securities:
  Available for sale:
     Marketable equity
       securities............   $ 1,815     $ 3,701     $     5     $   888     $    55     $   725
     U.S. Government and
       agency obligations....     4,001       4,011          --          --          --          --
                                -------     -------     -------     -------     -------     -------
          Total available for
            sale.............   $ 5,816     $ 7,712     $     5     $   888     $    55     $   725
                                -------     -------     -------     -------     -------     -------
Held to maturity:
  U.S. Government and agency
     obligations.............    20,490      20,584      20,991      20,958      22,986      23,061
  Federal Home Loan Bank
     note....................     2,001       2,001          --          --       1,000         999
  Other investment
     securities..............        --          --          --          --           1           1
                                -------     -------     -------     -------     -------     -------
          Total held to
            maturity.........   $22,491     $22,585     $20,991     $20,958     $23,987     $24,061
                                -------     -------     -------     -------     -------     -------
Total investment
  securities.................   $28,307     $30,297     $20,996     $21,846     $24,042     $24,786
                                =======     =======     =======     =======     =======     =======

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                                          AT MARCH 31,
                                -------------------------------------------------------------------------------------------------
                                             1998                              1997                             1996
                                -------------------------------   -------------------------------   -----------------------------
                                AMORTIZED   PERCENT      FAIR     AMORTIZED    PERCENT     FAIR     AMORTIZED   PERCENT     FAIR
                                  COST      OF TOTAL    VALUE       COST      OF TOTAL     VALUE      COST      OF TOTAL   VALUE
                                ---------   --------   --------   ---------   ---------   -------   ---------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
  Available for sale:
    Fixed-rate:
      FNMA....................  $ 30,531      13.5%    $ 30,940    $20,200       42.5%    $19,980    $   --         --%    $   --
      FHLMC...................     9,391       4.1        9,471     11,859       25.0      11,752        --         --         --
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
        Total fixed-rate......    39,922      17.6       40,411     32,059       67.5      31,732        --         --         --
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
    Adjustable-rate:
      GNMA....................    85,869      37.9       86,510         --         --          --        --         --     $   --
      FNMA....................    88,414      39.0       88,222         --         --          --        --         --         --
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
        Total
          adjustable-rate.....   174,283      76.9      174,732         --         --          --        --         --         --
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
        Total mortgage-backed
          securities available
          for sale............   214,205      94.5      215,143     32,059       67.5      31,732        --         --         --
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
Held to maturity:
  Fixed-rate:
    GNMA......................     1,271       0.6        1,347      1,644        3.5       1,719     1,901       26.2      1,998
    FHLMC.....................       231       0.1          247        309        0.6         324       401        5.6        423
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
        Total fixed-rate......     1,502       0.7        1,594      1,953        4.1       2,043     2,302       31.8      2,421
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
  Adjustable-rate:
    FHLMC.....................    10,993       4.8       11,094     13,482       28.4      13,535     4,946       68.2      4,965
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
        Total mortgage-backed
          securities held to
          maturity............    12,495       5.5       12,688     15,435       32.5      15,578     7,248      100.0      7,386
                                --------     -----     --------    -------      -----     -------    ------      -----     ------
        Total mortgage-backed
          securities..........  $226,700     100.0%    $227,831    $47,494      100.0%    $47,310    $7,248      100.0%    $7,386
                                ========     =====     ========    =======      =====     =======    ======      =====     ======

     The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.

                                                              FOR THE YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                                1998       1997       1996
                                                              --------    -------    ------
                                                                     (IN THOUSANDS)
Beginning balance...........................................  $ 47,494    $ 7,248    $2,721
  Mortgage-backed securities purchased:
     Held to maturity.......................................        --      9,996     4,960
     Available for sale.....................................   201,533     32,061        --
  Principal repayments of securities........................   (22,346)    (1,805)     (433)
  Net accretion (amortization) of discount (premium)........        39         (6)       --
                                                              --------    -------    ------
Ending balance..............................................  $226,720    $47,494    $7,248
                                                              ========    =======    ======

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of March 31, 1998.

                                                              AT MARCH 31, 1998
                                       ---------------------------------------------------------------
                                                                MORE THAN ONE        MORE THAN FIVE
                                        ONE YEAR OR LESS     YEAR TO FIVE YEARS    YEARS TO TEN YEARS
                                       -------------------   -------------------   -------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                       CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                        VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                       --------   --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES:
  Available for sale(1):
    U.S. Government and agency
      obligations....................  $ 4,011      5.67%     $   --        --%    $    --        --%
  Held to maturity:
    U.S. Government and agency
      obligations....................   12,500      6.10       9,991      6.08          --        --
                                       -------      ----      ------      ----     -------      ----
        Total investment
          securities.................  $16,511      6.00%     $9,991      6.08%    $    --        --%
                                       =======      ====      ======      ====     =======      ====
MORTGAGE-BACKED SECURITIES:
  Available for sale:
    Fixed rate:
      FNMA...........................  $    --        --%     $   --        --%    $30,940      6.98%
      FHLMC..........................       --        --       9,471      6.95          --        --
    Adjustable rate:
      GNMA...........................       --        --          --        --          --        --
      FNMA...........................       --        --          --        --          --        --
                                       -------      ----      ------      ----     -------      ----
        Total mortgage-backed
          securities available for
          sale.......................       --        --       9,471      6.95      30,940      6.98
                                       -------      ----      ------      ----     -------      ----
  Held to maturity:
    Fixed-rate:
      GNMA...........................       --        --          21      8.00         497      8.11
      FHLMC..........................       --        --          --        --         149      8.29
    Adjustable-rate:
      FHLMC..........................       --        --          --        --          --        --
                                       -------      ----      ------      ----     -------      ----
        Total mortgage-backed
          securities held to
          maturity...................       --        --          21      8.00         646      8.15
                                       -------      ----      ------      ----     -------      ----
        Total mortgage-backed
          securities.................  $    --        --%     $9,492      6.95%    $31,586      7.00%
                                       =======      ====      ======      ====     =======      ====

                                                   AT MARCH 31, 1998
                                       -----------------------------------------

                                       MORE THAN TEN YEARS          TOTAL
                                       -------------------   -------------------
                                                  WEIGHTED              WEIGHTED
                                       CARRYING   AVERAGE    CARRYING   AVERAGE
                                        VALUE      YIELD      VALUE      YIELD
                                       --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES:
  Available for sale(1):
    U.S. Government and agency
      obligations....................  $     --       --%    $  4,011     5.67%
  Held to maturity:
    U.S. Government and agency
      obligations....................        --       --       22,491     6.09
                                       --------    -----     --------     ----
        Total investment
          securities.................  $     --       --%    $ 26,502     6.03
                                       ========    =====     ========     ====
MORTGAGE-BACKED SECURITIES:
  Available for sale:
    Fixed rate:
      FNMA...........................  $     --       --%    $ 30,940     6.98%
      FHLMC..........................        --       --        9,471     6.95
    Adjustable rate:
      GNMA...........................    86,510     5.52       86,510     5.52
      FNMA...........................    88,222     5.98       88,222     5.98
                                       --------    -----     --------     ----
        Total mortgage-backed
          securities available for
          sale.......................   174,732     5.75      215,143     5.98
                                       --------    -----     --------     ----
  Held to maturity:
    Fixed-rate:
      GNMA...........................       753     9.08        1,271     8.68
      FHLMC..........................        82    11.41          231     9.40
    Adjustable-rate:
      FHLMC..........................    10,993     6.58       10,993     6.58
                                       --------    -----     --------     ----
        Total mortgage-backed
          securities held to
          maturity...................    11,828     6.77       12,495     6.85
                                       --------    -----     --------     ----
        Total mortgage-backed
          securities.................  $186,560     5.81%    $227,638     6.03%
                                       ========    =====     ========     ====

---------------
(1) Does not include $3,701 of marketable equity securities available for sale at fair value at March 31, 1998.

SOURCES OF FUNDS

     General. Deposits, loan and mortgage-backed security repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 1998, core deposits (defined as total deposits less certificate accounts) represented 29.1% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Company may, from time to time, solicit such deposits or utilize brokered deposits depending upon market conditions. In recent years, the Company, in connection with its growth strategy, has significantly increased its deposit base by establishing new banking offices in and around its primary market area, primarily in Rhode Island, and competitively pricing its deposit products to attract and retain deposit accounts and build its market share of deposits. The majority of the recent deposit growth has been in certificate accounts with maturities of three years or less which generally bear yields higher than the Company's core deposits. As a result, the Company's average certificate accounts increased from $453.5 million, or 70.6% of total average deposits, during the year ended March 31, 1997 to $506.4 million, or 71.0% of total average deposits, during the year ended March 31, 1998. However, a less aggressive deposit pricing strategy during the second half of year end 1998 resulted in a decline in certificate accounts from $524.8 million at March 31, 1997, to $474.5 million at March 31, 1998. The decline in certificate balances was partially offset by an increase in checking and savings accounts from $199.2 million at March 31, 1997 to $234.0 million at March 31, 1998. The Company's cost of average interest-bearing deposits decreased from 5.01% for the year ended March 31, 1997 to 4.93% for the year ended March 31, 1998. At March 31, 1998, the weighted average remaining maturity of the Company's certificate accounts was 8.7 months.

     The following table presents the deposit activity of the Company for the periods indicated:

                                                       FOR THE YEAR ENDED MARCH 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net deposits.......................................  $(48,513)   $109,952    $120,527
Interest credited on deposit accounts..............    33,025      30,274      23,116
                                                     --------    --------    --------
Total increase (decrease) in deposit accounts......  $(15,488)   $140,226    $143,643
                                                     ========    ========    ========

     At March 31, 1998, the Company had $57.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                           WEIGHTED
                      MATURITY PERIOD                         AMOUNT     AVERAGE RATE
                      ---------------                         -------    ------------
                                                              (DOLLARS IN THOUSANDS)
Three months or less........................................  $16,606        5.62%
Over 3 through 6 months.....................................   15,435        5.58
Over 6 through 12 months....................................   12,950        5.78
Over 12 months..............................................   12,146        6.21
                                                              -------        ----
Total.......................................................  $57,137        5.77%
                                                              =======        ====

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                                 FOR THE YEAR ENDED MARCH 31,
                               ------------------------------------------------------------------------------------------------
                                            1998                             1997                             1996
                               ------------------------------   ------------------------------   ------------------------------
                                          PERCENT                          PERCENT                          PERCENT
                                          OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED
                               AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                               BALANCE    DEPOSITS     RATE     BALANCE    DEPOSITS     RATE     BALANCE    DEPOSITS     RATE
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Business checking accounts...  $ 44,064      6.17%       --%    $ 38,428      5.99%       --%    $ 35,587      7.08%       --%
Money market accounts........    30,788      4.31      2.72       28,967      4.51      2.83       27,194      5.41      2.83
Savings accounts.............    86,915     12.18      2.25       82,536     12.85      2.50       76,511     15.23      2.50
NOW accounts.................    45,619      6.39      1.26       38,801      6.04      1.98       30,088      5.99      1.98
                               --------    ------               --------    ------               --------    ------
        Total................   207,386     29.05      1.51      188,732     29.39      1.92      169,380     33.71      1.82
                               --------    ------               --------    ------               --------    ------
Certificate accounts(1):
  Less than six months.......   228,480     32.01      5.54      184,111     28.67      5.62      125,491     24.98      5.66
  Over six through 12
    months...................   105,989     14.85      5.72       94,439     14.71      5.85       64,743     12.89      5.91
  Over 12 through 36
    months...................    79,289     11.11      6.07       84,341     13.13      6.18       61,698     12.28      6.37
  Over 36 months.............     6,771      0.95      6.15       12,479      1.94      6.45       14,558      2.90      6.74
  IRA and KEOGH..............    85,911     12.03      5.83       78,084     12.16      5.91       66,487     13.24      6.17
                               --------    ------               --------    ------               --------    ------
        Total certificate
          accounts...........   506,440     70.95      5.71      453,454     70.61      5.83      332,977     66.29      5.95
                               --------    ------               --------    ------               --------    ------
        Total average
          deposits...........  $713,826    100.00%     4.32%    $642,186    100.00%     4.76%    $502,357    100.00%     4.59%
                               ========    ======               ========    ======               ========    ======

---------------
(1) Based on remaining contractual maturity of certificates.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1998.

                                 PERIOD TO MATURITY FROM MARCH 31, 1998
                      -------------------------------------------------------------            AT MARCH 31,
                      LESS THAN    ONE TO       TWO TO       THREE TO     FOUR TO     ------------------------------
                      ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS     1998       1997       1996
                      ---------   ---------   -----------   ----------   ----------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Certificate accounts:
  0 to 4.00%......... $     --     $    --      $    --       $   --       $   --     $     --   $    260   $    253
  4.01 to 5.00%......    8,783          --           --           --           --        8,783     18,741     31,913
  5.01 to 6.00%......  310,718      48,406        7,869        2,512        1,121      370,626    396,283    178,891
  6.01 to 7.00%......   48,999      12,429        5,777        2,827        6,360       76,392     82,551    140,863
  7.01 to 8.00%......    6,893       7,535        4,304           --           --       18,732     26,975     40,027
  Over 8.01..........       --           4           --           --           --            4          4          4
                      --------     -------      -------       ------       ------     --------   --------   --------
          Total...... $375,393     $68,374      $17,950       $5,339       $7,481     $474,537   $524,814   $391,951
                      ========     =======      =======       ======       ======     ========   ========   ========

     Borrowings. The Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. During the year ended March 31, 1998, the Company used FHLB borrowings to a greater extent to fund its purchase of adjustable-rate mortgage-backed securities. FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board ("FHFB") and the FHLB. At March 31, 1998, the Company had $356.6 million in outstanding advances from the FHLB as compared to $111.1 million at March 31, 1997.

     The following table sets forth certain information regarding the Company's FHLB Advances at or for the periods ended on the dates indicated:

                                                            AT OR FOR THE YEAR
                                                              ENDED MARCH 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding.......................  $214,278    $131,523    $50,321
                                                      ========    ========    =======
  Maximum amount outstanding at any month-end
     During the period..............................  $356,615    $177,580    $75,141
                                                      ========    ========    =======
  Balance outstanding at end of period..............  $356,615    $111,062    $75,141
                                                      ========    ========    =======
  Weighted average interest rate during the
     period.........................................      6.05%       6.25%      6.46%
                                                      ========    ========    =======
  Weighted average interest rate at end of period...      5.87%       6.13%      5.94%
                                                      ========    ========    =======

     The Company also utilizes other borrowings as another alternative to retail deposits. These borrowings generally consist of reverse repurchase agreement with securities dealers and are collateralized by mortgage-backed securities.

     The following table sets forth certain information regarding the Company's reverse repurchase agreements and other borrowings at or for the periods ended on the dates indicated:

                                                                AT OR FOR THE YEAR
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                               1998      1997    1996
                                                              -------    ----    ----
                                                              (DOLLARS IN THOUSANDS)
Reverse repurchase agreements and other borrowings:
  Average balance outstanding...............................  $10,173    $--     $--
                                                              =======    ===     ===
  Maximum amount outstanding at any month-end During the
     period.................................................  $47,250    $--     $--
                                                              =======    ===     ===
  Balance outstanding at end of period......................  $47,250    $--     $--
                                                              =======    ===     ===
  Weighted average interest rate during the period..........     5.63%    --%     --%
                                                              =======    ===     ===
  Weighted average interest rate at end of period...........     5.58%    --%     --%
                                                              =======    ===     ===

SUBSIDIARY ACTIVITIES

     FIRSTFED MORTGAGE CORPORATION ("FMC"), a Massachusetts corporation, is a wholly-owned subsidiary of the Bank. FMC is currently inactive.

     FAB FUNDING CORPORATION ("FAB FUNDING"), a Massachusetts corporation, is a wholly-owned subsidiary of the Company formed primarily to finance stock purchases by the Company's Employee Stock Ownership Plan and related trust ("ESOP"). The financing from FAB FUNDING is collateralized by the shares of stock of the Company purchased by the ESOP, which are released for distribution to eligible employees of the Company as payments are made on the loan. Except for the loan to the ESOP, FAB FUNDING has no significant operations.

PERSONNEL

     As of March 31, 1998, the Company had 264 authorized full-time employee positions and 47 authorized part-time employee positions, for a total of approximately 297.5 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation -- QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet four minimum capital standards: a 2% tangible capital ratio, a 4% leverage (core) capital ratio, a 8% risk-based capital ratio, and a 4% Tier 1 risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1998, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at March 31, 1998.

                                                                                CAPITAL
                                                             EXCESS       -------------------
                                   ACTUAL     REQUIRED    (DEFICIENCY)    ACTUAL     REQUIRED
                                  CAPITAL     CAPITAL        AMOUNT       PERCENT    PERCENT
                                  --------    --------    ------------    -------    --------
                                                    (DOLLARS IN THOUSANDS)
Risk-based......................  $115,998    $50,581       $65,417        18.35%      8.00%
Core............................   108,124     50,659        57,465         8.54       4.00
Tangible........................   108,124     25,330        82,794         8.54       2.00
Tier 1 risk-based...............   108,124     25,290        82,834        17.10       4.00

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.9 million on a pre-tax basis and $1.7 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. The FDIC reviews the assessment rate semiannually and, currently, has instituted the 0 to 27 basis point range. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for year-end 1998 ranged from 6.30 to 9.28 basis points and the premium paid for this period was $514,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities.

     The grandfathering would be lost under certain circumstances such as a change in control of the company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1998, the Bank's limit on loans to one borrower was $16.9 million. At March 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $1.9 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1998, the Bank maintained 87.47% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In January 1998, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. On November 24, 1997, the OTS lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for March 31, 1998 was 11.70%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1998 totaled $198,000.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1983, which covered the tax years 1980 and 1981. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

     Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur an additional tax liability of approximately $750,000 which is generally expected to be taken into income beginning in 1996 over a six year period.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

STATE AND LOCAL TAXATION

     Commonwealth of Massachusetts Taxation. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rate was 12.15% for 1995, 11.71% for 1996 and 11.32% for 1997, and will be 10.91% for 1998, and 10.50% for
1999 and thereafter. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996. The net worth or tangible property of such grandfathered subsidiaries is taxed at a rate of 0.26%. Such grandfathered subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company qualifies for this reduced tax rate.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                                                         AGE AT
NAME                                                 MARCH 31, 1998                 POSITION
----                                                 --------------                 --------
Edward A. Hjerpe, III..............................        39          Senior Vice President, Treasurer
                                                                       and Chief Financial Officer
Kevin J. McGillicuddy..............................        58          Senior Vice President of the
                                                                       Company and the Bank
Frederick R. Sullivan..............................        56          Senior Vice President of the
                                                                       Company and the Bank
Terrence M. Tyrrell................................        48          Senior Vice President of the
                                                                       Company and the Bank
Nelson J. Braga....................................        39          Vice President of the Bank
Joseph J. Bustin...................................        57          Vice President of the Bank
Philip G. Campbell.................................        49          Vice President of the Bank
Christine F. Chicca................................        51          Vice President of the Bank
Sheila M. Rioux....................................        57          Vice President of the Bank
Robert A. Skurka...................................        46          Vice President of the Bank
Gary J. Vierra.....................................        37          Vice President of the Bank
Anthony L. Weatherford.............................        47          Vice President of the Bank
Cecilia R. Viveiros................................        35          Corporate Secretary of the Company
                                                                         and the Bank

ITEM 2.  PROPERTIES.

     The Company currently conducts its business through a centralized administrative and operations center located in Swansea and 13 full service banking offices and five loan origination centers, most of which are located in Southeastern Massachusetts and Rhode Island.

                                                  ORIGINAL                         NET BOOK VALUE
                                                    YEAR                           OF PROPERTY OR
                                        LEASED     LEASED          DATE OF            LEASEHOLD
                                          OR         OR             LEASE          IMPROVEMENTS AT
               LOCATION                 OWNED     ACQUIRED       EXPIRATION        MARCH 31, 1998
               --------                 ------    --------       ----------        ---------------
                                                                                   (IN THOUSANDS)
ADMINISTRATIVE/OPERATIONS/
BANKING OFFICE:
  ONE FIRSTFED PARK
  Swansea, MA 02777...................   Owned      1994             --                $ 7,848
BANKING OFFICES:
  27 Park Street
     Attleboro, MA 02703..............   Owned      1990             --                  1,714
  33 Sullivan Drive
     Fall River, MA 02721.............   Owned      1979             --                  2,008
  1450 Plymouth Avenue
     Fall River, MA 02721.............   Owned      1972             --                    344
  278 Union Street
     New Bedford, MA 02740............   Owned      1972             --                    437
  254 Rockdale Avenue
     New Bedford, MA 02740............   Owned      1983             --                    746
  265 Newport Avenue
     Pawtucket, RI 02860..............   Owned      1996             --                    704
  741 Willett Avenue
     East Providence, RI 02915........   Owned      1995             --                    689

                                                  ORIGINAL                         NET BOOK VALUE
                                                    YEAR                           OF PROPERTY OR
                                        LEASED     LEASED          DATE OF            LEASEHOLD
                                          OR         OR             LEASE          IMPROVEMENTS AT
               LOCATION                 OWNED     ACQUIRED       EXPIRATION        MARCH 31, 1998
               --------                 ------    --------       ----------        ---------------
                                                                                   (IN THOUSANDS)
  1519 Newman Avenue
     Seekonk, MA 02771................   Owned      1994             --                    523
  149 Grand Army Highway
     Somerset, MA 02725...............   Owned      1963             --                    424
  2 Washington Street
     Taunton, MA 02780................   Owned      1976             --                    685
  2100 Warwick Avenue
     Warwick, RI 02889................   Owned      1996             --                    645
  975 Ashley Boulevard(1)
     New Bedford, MA 02745............  Leased      1996             --                    687
  1215 Park Avenue(3)
     Cranston, RI 02910...............   Owned      1998             --                    412
LOAN ORIGINATION CENTERS:
  12 White's Path, Unit 7
     Yarmouth, MA 02664...............  Leased      1992        October 1998                --
  62 Auburn Street
     Auburn, MA 01501.................  Leased      1990        June 1998(2)                --
  1325 Springfield Street
     Agawam, MA 01089.................  Leased      1992        June 1998(2)                --
  10 Wall Street
     Burlington, MA 01803.............  Leased      1994      December 1998(2)              --
  333 Main Street
     East Greenwich, RI 02818.........  Leased      1990      September 1998(2)             --
                                                                                            --
                                                                                       -------
OTHER FACILITIES:
  1 North Main Street(4)
     Fall River, MA 02720.............   Owned      1956             --                    512
          Total.......................                                                 $18,378
                                                                                       =======

---------------
(1) In 1996, the Company entered into a lease agreement for the land. The lease has a commencement date of November 1, 1996 and a term of 20 years with four five-year renewal options. Subsequent to entering into the lease agreement, the Company constructed a banking office location which structure the Company owns.

(2) The Company has options to renew this lease which range from 1 to 3 years.

(3) The Company purchased the property in March, 1998, and is in the process of constructing a banking office.

(4) The Company has leased this property to a third party under a 2 year lease agreement with three 2 year renewal options. The lease began in April, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1998 Annual Report to Stockholders on pages 10 and 11 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 13 through 30 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Market Risk and Management of Interest Rate Risk" on pages 16 through 19 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of FIRSTFED AMERICA BANCORP, INC. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages F-1 through F-33 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to "Additional Item -- Executive Officers of the Registrant" contained herein and the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 21, 1998, at pages 5 through 7.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 21, 1998, at pages 9 through 19 (excluding the Compensation Committee Report on Executive Compensation and Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 21, 1998, at pages 3 through 4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 21, 1998, at page 19.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to
Stockholders:

                                                                 PAGE
                                                              -----------
Independent Auditors' Report................................      F-1
Consolidated Balance Sheets as of March 31, 1998 and 1997...      F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended March 31, 1998, 1997 and 1996.......................      F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal
  Years Ended March 31, 1998, 1997 and 1996.................      F-4
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 1998, 1997 and 1996.......................  F-5 to F-6
Notes to Consolidated Financial Statements..................  F-7 to F-33

     The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3) Exhibits

     (a) The following exhibits are filed as part of this report.

 3.1  Certificate of Incorporation of FIRSTFED AMERICA BANCORP,
      INC.*
 3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC.*
 4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC.*
10.1  Forms of Employment Agreement between Company and Robert F.
      Stoico and Employment Agreement between the Bank and Robert
      F. Stoico*
10.2  Forms of Employment Agreement between Company and Kevin J.
      McGillicuddy and Employment Agreement between the Bank and Kevin J. McGillicuddy*
10.3  Forms of Employment Agreement between Company and Frederick
      R. Sullivan and Employment Agreement between the Bank and
      Frederick R. Sullivan*
10.4  Forms of Employment Agreement between Company and Terrence
      M. Tyrrell and Employment Agreement between the Bank and
      Terrence M. Tyrrell*
10.5  Form of Change in Control Agreement between the Bank and
      Certain Executive Officers*
10.6  First Federal Savings Bank of America Employee Severance
      Compensation Plan*
10.7  First Federal Savings Bank of America Employee Stock
      Ownership Plan and Trust*
10.8  FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive
      Plan**
10.9  First Federal Savings Bank of America 1997 Supplemental
      Executive Retirement Plan*

10.10 Forms of Employment Agreement between Company and Edward A.
      Hjerpe, III and Employment Agreement between the Bank and
      Edward A. Hjerpe, III (filed herewith)
10.11 FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan ***
11.0 Computation of earnings per share is incorporated by reference to the Consolidated Statements of Operations on page F-3 of the 1998 Annual Report to Stockholders
13.0 Portions of the 1998 Annual Report to Stockholders (filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiary Activities" and "Item 1.
      Business -- General"
23.1  Consent of Independent Accountant (filed herewith)
27.0  Financial Data Schedule (filed herewith)
99.0  Proxy Statement for 1998 Annual Meeting (filed herewith)

---------------
  * Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855

 ** Incorporated by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated June 20, 1997.

*** Incorporated by reference into this document from the Proxy Statement for the 1998 Annual Meeting of Stockholders dated June 15, 1998.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED AMERICA BANCORP, INC.

                                          By: /s/ Robert F. Stoico
                                            ------------------------------------
                                            Robert F. Stoico
                                            President and Chief Executive
                                              Officer
DATED: June 26, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                       NAME                                         TITLE                     DATE
                       ----                                         -----                     ----

               /s/ Robert F. Stoico                    President and Chief Executive      June 26, 1998
---------------------------------------------------      Officer and Chairman of the
                 Robert F. Stoico                        Board (Principal Executive
                                                         Officer)

             /s/ Edward A. Hjerpe, III                 Senior Vice President,             June 26, 1998
---------------------------------------------------      Treasurer and Chief Financial
               Edward A. Hjerpe, III                     Officer (Principal Accounting
                                                         and Financial Officer)

              /s/ Gilbert C. Oliveira                  Director                           June 26, 1998
---------------------------------------------------
                Gilbert C. Oliveira

            /s/ Thomas A. Rodgers, Jr.                 Director                           June 26, 1998
---------------------------------------------------
              Thomas A. Rodgers, Jr.

             /s/ Richard W. Cederberg                  Director                           June 26, 1998
---------------------------------------------------
               Richard W. Cederberg

              /s/ John S. Holden, Jr.                  Director                           June 26, 1998
---------------------------------------------------
                John S. Holden, Jr.

              /s/ Dr. Paul A. Raymond                  Director                           June 26, 1998
---------------------------------------------------
                Dr. Paul A. Raymond

               /s/ Anthony L. Sylvia                   Director                           June 26, 1998
---------------------------------------------------
                 Anthony L. Sylvia