Form 10-Q
period 1998-06-30
FIRSTFED AMERICA BANCORP INC
filed 1998-08-13
CIK 1023640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-12305

                            ------------------------

                         FIRSTFED AMERICA BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  04-3331237
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS 02777
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (508) 679-8181

   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]          No [ ]

  As of June 30, 1998, there were 8,271,794 shares of the Registrant's Common
                               Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and March 31, 1998..........................................    2
         Consolidated Statements of Operations for the three months
         ended June 30, 1998 (unaudited) and 1997 (unaudited)........    3
         Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended June 30, 1998 (unaudited)........    4
         Consolidated Statements of Cash Flows for the three months
         ended June 30, 1998 (unaudited) and 1997 (unaudited)........    5
         Notes to Unaudited Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    7
         Quantitative and Qualitative Disclosures about Market
Item 3.  Risk........................................................   13

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities.......................................   15
Item 3.  Default Upon Senior Securities..............................   15
Item 4.  Submission of Matters to a Vote of Security Holders.........   15
Item 5.  Other Information...........................................   15
Item 6.  Exhibits and Reports on Form 8-K............................   15

SIGNATURES...........................................................   16

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 1998          1998
                                                              -----------    ---------
                                                              (UNAUDITED)
Cash on hand and due from banks.............................  $   25,642     $  32,021
Short-term investments......................................       3,080            --
Mortgage loans held for sale................................      63,571        84,867
Investment in trading securities (amortized cost of $100)...         100            --
Investment securities available for sale (amortized cost of
  $8,067 and $5,816)........................................       9,692         7,712
Mortgage-backed securities available for sale (amortized
  cost of $265,174 and $214,225)............................     266,511       215,143
Investment securities held to maturity (fair value of
  $41,534 and $22,585)......................................      41,460        22,491
Mortgage-backed securities held to maturity (fair value of
  $11,074 and $12,688)......................................      10,788        12,495
Stock in Federal Home Loan Bank of Boston, at cost..........      22,214        17,945
Loans receivable, net of allowance for loan losses of
  $11,164 and $10,937.......................................     828,970       848,552
Accrued interest receivable.................................       6,345         5,992
Mortgage servicing rights...................................       4,434         3,230
Office properties and equipment, net........................      25,303        24,877
Real estate owned, net......................................         443           595
Deferred income tax asset, net..............................       3,254         3,278
Income tax receivable.......................................          --            --
Prepaid expenses and other assets...........................       3,936         2,634
                                                              ----------     ---------
          Total assets......................................  $1,315,743     1,281,832
                                                              ==========     =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $  694,675     $ 708,488
  FHLB advances and other borrowings........................     474,121       403,865
  Advance payments by borrowers for taxes and insurance.....       5,831         6,224
  Accrued interest payable..................................       3,158         2,613
  Accrued income taxes......................................          78           929
  Other liabilities.........................................      21,277        32,727
                                                              ----------     ---------
          Total liabilities.................................   1,199,140     1,154,846
                                                              ----------     ---------
Commitments and contingencies...............................          --            --
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued................................          --            --
  Common stock, $0.01 par value; 25,000,000 shares
     authorized; 8,707,152 shares issued and outstanding....          87            87
  Additional paid-in capital................................      85,244        85,016
  Retained earnings.........................................      51,703        50,422
  Accumulated other comprehensive income....................       1,739         1,616
  Unearned 1997 stock-based incentive plan..................      (7,236)       (4,734)
  Unallocated ESOP shares...................................      (5,421)       (5,421)
  Treasury stock............................................      (9,513)           --
                                                              ----------     ---------
          Total stockholders' equity........................     116,603       126,986
                                                              ----------     ---------
          Total liabilities and stockholders' equity........  $1,315,743     1,281,832
                                                              ==========     =========

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                1998         1997
                                                              --------      -------
                                                                   (UNAUDITED)
Interest and dividend income:
  Loans.....................................................  $17,078       16,319
  Investment securities.....................................      555          529
  Mortgage-backed securities................................    3,290        1,001
  Federal Home Loan Bank stock..............................      299          154
                                                              -------       ------
          Total interest and dividend income................   21,222       18,003
                                                              -------       ------
Interest expense:
  Deposits..................................................    7,480        8,575
  Borrowed funds............................................    5,930        2,026
                                                              -------       ------
          Total interest expense............................   13,410       10,601
                                                              -------       ------
          Net interest income before provision for loan
           losses...........................................    7,812        7,402
Provision for loan losses...................................      300        1,000
                                                              -------       ------
          Net interest income after provision for loan
           losses...........................................    7,512        6,402
                                                              -------       ------
Non-interest income:
  Loan servicing income.....................................      521          651
  Gain (loss) on sale of mortgage loans, net................      453          113
  Gain on sale of investments securities available for
     sale...................................................      256          207
  Other income..............................................      510          331
                                                              -------       ------
          Total non-interest income.........................    1,740        1,302
                                                              -------       ------
Non-interest expense:
  Compensation and employee benefits........................    3,903        2,679
  Office occupancy and equipment............................    1,017          603
  Advertising and business promotion........................      299          284
  Federal deposit insurance premiums........................      164          112
  Data processing...........................................      193          177
  Other.....................................................      962          894
                                                              -------       ------
          Total non-interest expenses.......................    6,538        4,749
                                                              -------       ------
          Income before income tax expense..................    2,714        2,955
Income tax expense..........................................    1,020        1,308
                                                              -------       ------
          Net income........................................  $ 1,694        1,647
                                                              =======       ======
Basic earnings per share....................................  $  0.22         0.20
                                                              =======       ======
Diluted earnings per share..................................  $  0.22         0.20
                                                              =======       ======
Weighted average shares outstanding -- basic................    7,643        8,110
                                                              =======       ======
Weighted average shares outstanding -- diluted..............    7,710        8,110
                                                              =======       ======

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           UNALLOCATED
                                                                                              1997
                                                                                             STOCK-
                                                              ACCUMULATED                     BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS      INCOME         SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  1998....................   $87       85,016      50,422        1,616         (5,421)       (4,734)          --       126,986
  Net income..............    --           --       1,694           --             --            --           --         1,694
  Change in net unrealized
    gain on investments
    available for sale,
    net...................    --           --          --          123             --            --           --           123
         Total
           comprehensive
           income.........    --           --          --           --             --            --           --         1,817
  Cash dividends declared
    ($0.05/shr)...........    --           --        (413)          --             --            --           --          (413)
  Common stock acquired
    for SIP...............    --           --          --           --             --        (2,502)          --        (2,502)
  Earned ESOP shares
    charged to expense....    --          228          --           --             --            --           --           228
  Common stock acquired
    under repurchase
    program -- (435,358
    shares/$21.05 average
    price)................    --           --          --           --             --            --       (9,164)       (9,164)
  Common stock acquired
    for SERP -- (17,748
    shares/$19.71 average
    price)................    --           --          --           --             --            --         (349)         (349)
                             ---       ------      ------        -----         ------        ------       ------       -------
Balance at June 30,
  1998....................   $87       85,244      51,703        1,739         (5,421)       (7,236)      (9,513)      116,603
                             ===       ======      ======        =====         ======        ======       ======       =======

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1998          1997
                                                              ---------      -------
Cash flows from operating activities:
  Net income................................................  $   1,694        1,647
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Amortization (accretion) of:
      Premium (discount) on investment and mortgage-backed
       securities held to maturity..........................          2           (3)
      Premium (discount) on investment and mortgage-backed
       securities available for sale........................        123            7
      Deferred loan origination fees........................        (16)         108
      Mortgage servicing rights.............................        312          102
    Provisions for:
      Loan losses...........................................        300        1,000
      Deferred income taxes.................................         --           21
      (Gains) losses on sales of:
      Real estate owned.....................................       (107)         (23)
      Mortgage loans........................................       (453)        (113)
      Net proceeds from sales of mortgage loans.............    177,218       46,903
      Origination of mortgage loans held for sale...........   (156,985)     (38,706)
      Purchase of trading securities........................        100           --
      Real estate owned valuation write-downs...............         --           70
      Depreciation of office properties and equipment.......        525          325
      Appreciation in fair value of ESOP shares.............        228          144
      Increase or decrease in:
      Accrued interest receivable...........................       (353)        (510)
      Income tax receivable.................................         --          249
      Prepaid expenses and other assets.....................     (1,302)          (1)
      Accrued interest payable..............................        545           70
      Accrued income taxes and other liabilities............    (12,301)      (3,511)
                                                              ---------      -------
             Net cash (used in) provided by operating
              activities....................................      9,530        7,779
                                                              ---------      -------
Cash flows from investing activities:
  Purchase of investment securities available for sale......  $  (2,252)        (643)
  Purchase of mortgage-backed securities
    available-for-sale......................................    (69,806)     (15,190)
  Payments received on mortgage-backed securities available
    for sale................................................     18,734          669
  Purchases of investment securities held to maturity.......    (24,968)      (5,993)
  Maturities of investment securities held to maturity......      6,000        3,000
  Payments received on mortgage-backed securities held to
    maturity................................................      1,704          511
  Purchase of Federal Home Loan Bank stock..................     (4,269)          --
  Net (increase) decrease in loans..........................     19,217      (66,200)
  Proceeds from sales of real estate owned..................        340          362
  Purchases of office properties and equipment..............       (951)      (3,495)
                                                              ---------      -------
             Net cash used in investing activities..........    (56,451)     (86,979)
                                                              ---------      -------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................  $ (13,813)       2,221
  Proceeds from FHLB advances and other borrowings..........    224,528      117,516
  Repayments on FHLB advances and other borrowings..........   (154,272)     (77,344)
  Net change in advance payments by borrowers for taxes and
    insurance...............................................       (393)         166
  Cash dividend, paid.......................................       (413)          --
  Payments to acquire stock-based incentive plan shares.....     (2,502)          --
  Payments to acquire common stock for treasury stock.......     (9,513)          --
                                                              ---------      -------
             Net cash provided by financing activities......     43,622       42,559
                                                              ---------      -------
Net (decrease) in cash and cash equivalents.................     (3,299)     (36,641)
Cash and cash equivalents at beginning of year..............     32,021       53,540
                                                              ---------      -------
Cash and cash equivalents at end of year....................  $  28,722       16,899
                                                              =========      =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest...........................................  $  12,865       10,531
                                                              =========      =======
         Income taxes.......................................  $   1,872           --
                                                              =========      =======
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans..................  $      81          320
                                                              =========      =======

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), and its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank") and FAB FUNDING CORPORATION ("FAB FUNDING"). First Federal Savings Bank of America includes its wholly-owned subsidiaries, FIRSTFED MORTGAGE CORPORATION, FIRSTFED INVESTMENT CORPORATION, PREMIO INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION.

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 1999.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company adopted SFAS 130 as of June 30, 1998, under the equity statement method.

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

     The FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998, which provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of: a) the changes in fair value of the hedged asset or liability that are attributable to the hedged risk; or b) the earnings effect of the hedged forecasted transaction. The statement is effective after June 15, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND MARCH 31, 1998

GENERAL

     Total assets at June 30, 1998 were $1.316 billion, an increase of $33.9 million, or 2.7%, compared to $1.282 billion at March 31, 1998. Asset growth was primarily attributable to growth in mortgage-backed securities available for sale which increased from $215.1 million to $266.5 million, an increase of $51.4 million or 23.9%, as well as growth in investment securities held to maturity, which increased from $22.5 million to $41.5 million, an increase of $19.0 million, or 84.3%. Partially offsetting this growth was a $40.9 million decline in loans receivable, net and mortgage loans held for sale which decreased to $892.5 million at June 30, 1998 from $933.4 million at March 31, 1998. Balance sheet growth was primarily funded by Federal Home Loan Bank advances and other borrowings, which increased $70.3 million, or 17.4%, from $403.9 million at March 31, 1998 to $474.1 million at June 30, 1998.

     Total deposits at June 30, 1998 were $694.7 million, a decrease of $13.8 million, or 2.0%, compared to $708.5 million at March 31, 1998. Stockholders' equity at June 30, 1998 was $116.6 million compared to $127.0 million at March 31, 1998. This $10.4 million decrease was primarily the result of the Company's $9.5 million stock repurchase program completed in the first quarter and the completion of the purchase of the 1997 Stock-based Incentive Plan shares. The repurchase program, coupled with balance sheet growth, caused a 1.05% decline in the stockholders' equity to total assets ratio, from 9.91% at March 31, 1998 to 8.86% at June 30, 1998.

LIQUIDITY AND CAPITAL

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, investment maturities, and proceeds from the sale of loans. While scheduled amortization of loans and investment maturities are predictable sources of funds, deposit flows, mortgage prepayments, and interest rate payments on adjustable-rate mortgage loans and securities are influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight FHLB line of credit and approximately $214 million of additional borrowing capacity at the Federal Home Loan Bank and at securities dealers through repurchase agreements. The Bank has maintained liquid assets in excess of the required minimum levels as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's required liquidity ratio is currently 4%. The Bank's actual liquidity ratio was 11.36% and 11.70% at June 30, 1998 and March 30, 1997, respectively.

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment in trading securities, investments available for sale, and mortgage-backed securities available for sale. These asset levels are dependent on the Company's operating, financing, lending, and investing activities during any given period. At June 30, 1998, the Company's cash, short-term investments, mortgage loans held for sale, investment in trading securities, investments available for sale, and mortgage-backed securities available for sale totaled $368.6 million or 28.0% of the Company's total assets. Additional investments were available which qualified for the Bank's regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances and dealer repurchase agreements. At June 30, 1998, the Bank had $474.1 million in advances and other borrowings outstanding from the FHLB and securities dealers. The Company generally maintains a competitive deposit rate strategy in its market and sources of funds such as FHLB advances and repurchase agreements may be used for wholesale growth as well as to supplement cash flow needs.

     At June 30, 1998, the Company had commitments to originate portfolio loans and unused outstanding lines of credit totaling $121.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1998, totaled $364.3 million.

     At June 30, 1998, the consolidated stockholders' equity to total assets ratio was 8.86%. At June 30, 1998, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $97.0 million, or 7.47%, of total adjusted assets, was above the required level of $26.0 million or 2.0%; core capital of $97.0 million, or 7.47% of total adjusted assets, was above the required level of $51.9 million, or 4.0%; risk-based capital of $105.0 million, or 16.22% of risk-weighted assets, was above the required level of $51.8 million or 8.0%, and Tier 1 risk-based capital of $97.0 million, or 14.98% of risk-weighted assets, was above the required level of $25.9 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

YEAR 2000 COMPLIANCE

     Included in other non-interest expenses are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer and related systems to properly recognize dates beyond December 31, 1999. The Company has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation and testing efforts. In addition to these efforts, the Company underwent a February, 1998 conversion to a new processing system for all loan and deposit applications at a cost of approximately $700,000.

     The Company will utilize both internal and external resources to reprogram, or replace and test hardware and software for Year 2000 modifications. The Company plans to complete changes and testing for mission critical systems by March 31, 1999; a date prior to any impact on its operating systems. Testing of non-critical applications will continue throughout 1999 and will be completed prior to any impact on operating systems. The total cost of the Year 2000 project is estimated at $300,000 to $500,000. A significant portion of the costs associated with the Year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources.

     The Company has initiated formal communications with all of its mission critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. The Company's total Year 2000 project costs and estimates to complete the project include the estimated costs and time associated with the impact of third party Year 2000 issues, based on information currently available. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Therefore, to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue, the Company could possibly be negatively impacted.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ASSET QUALITY

     At June 30, 1998, non-accrual loans totaled $3.4 million and REO totaled $443,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended June 30, 1998 was $38,000. The following table sets forth information regarding non-accrual loans and real estate owned ("REO").

                                                              AT JUNE 30,    AT MARCH 31,
                                                                 1998            1998
                                                              -----------    ------------
                                                                (DOLLARS IN THOUSANDS)
NON-ACCRUAL LOANS:
     Mortgage loans:
       One- to four-family..................................    $1,363          $1,073
       Multi-family.........................................       101             101
       Commercial real estate...............................     1,339           1,199
       Construction and land................................       117             169
                                                                ------          ------
          Total mortgage loans..............................     2,920           2,542
                                                                ------          ------
     Commercial loans.......................................        --              74
                                                                ------          ------
     Consumer loans:
       Home equity lines....................................       432             425
       Second mortgages.....................................         6              --
       Other consumer loans.................................         6               7
                                                                ------          ------
          Total consumer loans..............................       444             432
                                                                ------          ------
          Total nonaccrual loans............................     3,364           3,048
  Real estate owned, net(1).................................       443             595
                                                                ------          ------
          Total non-performing assets.......................    $3,807          $3,643
                                                                ======          ======
Allowance for loan losses as a percent percent of
  loans(2)..................................................      1.33%           1.27%
Allowance for loan losses as percent of non-performing
  loans(3)..................................................    331.87%         358.83%
Non-performing loans as a percent of loans(2)(3)............      0.40%           0.35%
Non-performing assets as a percent of total assets(4).......      0.29%           0.28%

---------------

(1) REO balances are shown net of related valuation allowances.

(2) Loans includes loans receivable, net, excluding allowance for loan losses.

(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(4) Non-performing assets consist of non-performing loans and REO.

CAUTIONARY STATEMENT

     The preceding and following discussion in this Quarterly Report on Form 10-Q may contain certain forward-looking statements which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in its GAP and NPV tables, loan loss provisions, classification of assets, Year 2000 issues, accounting estimates and other estimates used throughout this discussion. Further description of the risks and uncertainties to the business are included in detail in the "Business of the Company" section of the Company's 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND THE THREE MONTHS ENDED JUNE 30, 1997

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company for the three months ended June 30, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------
                                                        1998                                 1997
                                          ---------------------------------    ---------------------------------
                                                                    AVERAGE                              AVERAGE
                                           AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                           BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                                          ----------    --------    -------    ----------    --------    -------
                                               (DOLLARS IN THOUSANDS)               (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
(1) Loans receivable, net and mortgage
    loans held for sale.................  $  908,593     17,078      7.54%     $  853,268     16,319      7.67%
(2) Investment securities...............      60,690        854      5.64%         45,457        683      6.03%
(3) Mortgage-backed securities..........     228,423      3,290      5.78%         58,073      1,001      6.91%
                                          ----------     ------                               ------      ----
          Total interest-earning
            assets......................   1,197,706     21,222      7.11%        956,798     18,003      7.55%
                                                         ------      ----                     ------      ----
     Noninterest-earning assets.........      68,018                               44,367
                                          ----------                           ----------
          Total assets..................   1,265,724                            1,001,165
                                          ==========                           ==========
Liabilities and Retained Earnings:
     Interest-bearing liabilities:
(4) Deposits............................     641,600      7,480      4.68%        684,632      8,575      5.02%
(5) FHLB advances and other borrow......     408,156      5,930      5.83%        130,383      2,026      6.23%
                                          ----------     ------      ----      ----------     ------      ----
          Total interest-bearing
            liabilities.................   1,049,756     13,410      5.12%        815,015     10,601      5.22%
                                                         ------      ----                     ------      ----
     Noninterest-bearing liabilities....      94,487                               62,967
                                          ----------                           ----------
          Total liabilities.............   1,144,243                              877,982
                                          ----------                           ----------
     Retained earnings..................     121,481                              123,183
                                          ----------                           ----------
          Total liabilities and retained
            earnings....................  $1,265,724                           $1,001,165
                                          ==========                           ==========
Net interest rate spread................                  7,812      1.99%                     7,402      2.33%
                                                         ======      ====                     ======      ====
Net interest margin.....................                             2.62%                                3.10%
                                                                     ====                                 ====
Ratio of interest-earning assets to
  interest-bearing liabilities..........      114.09%                              117.40%
                                          ==========                           ==========

GENERAL

     Net income increased to $1.7 million for the three months ended June 30, 1998, compared to $1.6 million for the three months ended June 30, 1997. The $47,000 increase in net income for the three months ended June 30, 1998 was the result of $1.1 million and $438,000 increases in net interest income after provision for loan losses and non-interest income, respectively. These increases were offset by a $1.8 million increase in non-interest expense, but a $288,000 decrease in income tax expense contributed to the net income increase. The Company also declared its first dividend of $0.05 a share on June 18, 1998.

INTEREST INCOME

     Interest and dividend income for the three months ended June 30, 1998 was $21.2 million, compared to $18.0 million for the three months ended June 30, 1997, an increase of $3.2 million, or 17.9%. The increase in interest and dividend income is primarily attributable to a $240.9 million increase in average interest-earning assets which increased to $1.198 billion for the three months ended June 30, 1998 from $956.8 million for the three months ended June 30, 1997. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances. The increase in average interest-earning balances was accompanied by a 44 basis point decrease in the average yield from 7.55% for the three months ended June 30, 1997 to 7.11% for the three months ended June 30, 1998. This decline was primarily the result of the addition of low initial coupon adjustable-rate mortgage-backed securities and to lower yields on the Company's loan portfolio due to lower market rates.

     Interest income on loans receivable, net and mortgage loans held for sale for the three months ended June 30, 1998 increased by $759,000, or 4.7%, to $17.1 million compared to $16.3 million for the same three months in 1997. This increase was attributable to an increase of $55.3 million in the average loan balance partially offset by a 13 basis point decrease in yield on loans receivable and mortgage loans held for sale.

     Interest and dividend income from investment securities was $854,000 for the three months ended June 30, 1998, compared to $683,000 for the comparable three months in 1997. The average yield on investment securities decreased by 39 basis points during the three months ended June 30, 1998 versus the three months ended June 30, 1997, primarily due to increased equity investments at the holding company and short-term investments in commercial paper. Investment securities increased by $15.2 million to an average of $60.7 million during the three months ending June 30, 1998 from $45.5 million during the three months ended June 30, 1997.

     Interest on mortgage-backed securities for the three months ended June 30, 1998 increased by $2.3 million to $3.3 million, compared to $1.0 million for the same three months in 1997. This increase in income is attributable to a $170.4 million increase in the average mortgage-backed securities balance, partially offset by a 113 basis point decrease in the average yield, from 6.91% to 5.78%, during the three months ended June 30, 1998 versus the three months ended June 30, 1997. This reduction in yield was the result of the addition of low initial coupon adjustable rate mortgage-backed securities, and to lower market rates of return for all mortgage-backed securities.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 1998 was $13.4 million, compared to $10.6 million for the three months ended June 30, 1997, an increase of $2.8 million, or 26.5%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $234.7 million, or 28.8%, to $1.050 billion for the three months ended June 30, 1998, from $815.0 million for the three months ended June 30, 1997. Of this amount, average deposit declined $43.0 million, or 6.3%, from $684.6 during the three months ended June 30, 1997 to $641.6 million during the three months ended June 30, 1998. During this time period the cost of deposits fell 34 basis points due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew 213% to $408.2 million during the three months ended June 30, 1998 versus $130.4 million during the same period in 1997. Because of a decline in market interest rates, the cost of Federal Home Loan Bank advances and other borrowings fell 40 basis points during this time period, from 6.23% to 5.83%, even though the Company actively extended liability maturities to reduce overall interest-rate risk through longer-term advances.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $410,000, or 5.5%, to $7.8 million for the three months ended June 30, 1998 from $7.4 million for the three months ended June 30, 1997. Net interest income improved during this time period primarily because of the Company's wholesale growth strategy. The Company's net interest margin decreased to 2.62% for the three months ended June 30, 1998 from 3.10% for the three months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

     For the three months ended June 30, 1998, the Company's provision for loan losses was $300,000 compared to $1.0 million for the same prior year period. The quarterly provision was reduced based on management's current assessment of the Bank's loan portfolio, trends in the credit quality of the loan portfolio, and market conditions. The allowance for loan losses as a percentage of loans at June 30, 1998 was 1.33% as compared to 1.27% at March 31, 1998.

NON-INTEREST INCOME

     Non-interest income increased to $1.7 million for the three months ended June 30, 1998 compared to $1.3 million for the three months ended June 30, 1997, an increase of $438,000, or 33.6%. During this time period, net loan servicing income decreased to $521,000 compared to $651,000 and gain/(loss) on sale of mortgage loans increased to a $453,000 gain from a $113,000 gain. These differences were primarily due to increased volume on loans sold and to the effect of SFAS No. 122, "Accounting for Mortgage Servicing Rights", (ASFAS No. 122"), which recognizes the present value of mortgage servicing rights on loans originated and sold during the period as a component of the gain/(loss) on sale of mortgage loans. The amortization of mortgage servicing rights are then expensed against loan servicing income over the estimated life of the loans being serviced.

NON-INTEREST EXPENSE

     Total non-interest expense was $6.5 million for the three months ended June 30, 1998 compared to $4.7 million for the comparable three months in 1997. Compensation and benefits increased by $1.2 million to $3.9 million for the three months ended June 30, 1998 from $2.7 million for the three months ended June 30, 1997. The increase in compensation is primarily due to increased staffing at the Bank to support balance sheet growth, increased ESOP expenses due to higher share prices, and expenses related to the 1997 Stock-based Incentive Plan, which was approved by stockholders in August of 1997. Office occupancy and equipment expense was up $414,000 from $603,000 during the three months ended June 30, 1997 to $1.0 million during the three months ended June 30, 1998 due to expenses related to the Company's new administrative and operations facility in Swansea, Massachusetts and the renovation of the Downtown Fall River main banking office and other banking offices.

INCOME TAXES

     Income tax expense was $1.0 million for the three months ended June 30, 1998 compared to $1.3 million for the three months ended June 30, 1997, a decrease of $288,000. This decrease was the result of the Company's recently enacted tax management strategies. The effective income tax rates for the three months ended June 30, 1998 and June 30, 1997 were 37.6% and 44.3%, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk affecting the Company is interest-rate risk. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally twelve years or less) fixed-rate, one- to four-family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; (3) investing primarily in adjustable rate mortgage-backed securities; and (4) reducing the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and longer-term FHLB advances to replace rate sensitive deposits and to fund asset growth.

     In addition, the Company has engaged in two interest rate swap agreements to synthetically lengthen its liability maturities. At June 30, 1998, the Company maintained two off-balance sheet interest rate swap positions ("swaps") with notional principal balances totaling $50 million. These positions require the Company to pay a long term fixed rate that was set at the time the position was established, and requires the swap's counter party to pay the Company a short-term rate that resets semi-annually based on the 6 month London Inter Bank Offer Rate (LIBOR). This position is a hedge to the Company's natural source of short-term funds, short-term deposits, and reduces the Company's "liability sensitive" interest rate risk profile. The net differential to be paid or received is treated as an adjustment to deposit interest expense. The remaining terms of these swaps were approximately 3.25 and 4.25 years at June 30, 1998.

     The Company continues to follow its practice of selling certain fixed-rate and adjustable-rate mortgage loans while generally retaining the servicing rights. In conjunction with this mortgage banking activity, the Company uses forward contracts in order to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

     At June 30, 1998, the Company's cumulative interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year) as a percentage of total assets, was a negative 3.55% versus a negative 3.19% at March 31, 1998. Accordingly, during a period of rising interest rates, the Company's interest-bearing liabilities would tend to reprice upward at a faster rate than its interest-earning assets, which, consequently, could negatively affect the Company's net interest income. During a period of falling interest rates, the Company's interest-bearing liabilities would reprice downward at a faster rate than its interest-earning assets which, consequently, could positively affect the Company's net interest income.

     Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

     The Company's interest rate sensitivity is monitored by management through the use of a model which generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates. The Company monitors the change in estimated NPV versus limits imposed by the Company's Board of Directors, and as of June 30, 1998, was in full compliance with those limits. See the Company's Form 10-K for the year ended March 31, 1998 for detailed gap and NPV tables.

     As in the case with the Gap Table, certain short-comings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held July 22, 1998. The following proposals were voted on by the stockholders:

                                                                          WITHHELD/     BROKER
                    PROPOSAL                         FOR       AGAINST     ABSTAIN     NON-VOTES
                    --------                         ---       -------    ---------    ---------
(1)  Election of Directors:
       Robert F. Stoico.........................  7,859,877      --        50,455         --
       John S. Holden, Jr.......................  7,849,497      --        60,835         --
(2)  Approval of the Amendment of the
     FIRSTFED AMERICA BANCORP, INC. 1997
     Stock-based Incentive Plan.................  7,225,122    640,146     45,063         --
(3)  Approval of the FIRSTFED AMERICA BANCORP,
     INC. 1998 Stock Option Plan................  7,197,490    669,939     42,902         --
(4)  Ratification of KPMG Peat Marwick LLP as
     independent auditors of the Company for the
     fiscal year ending March 31, 1999..........  7,818,809     64,839     26,684         --

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

   3.1     Certificates of Incorporation of FIRSTFED AMERICA BANCORP,
           INC.(1)
   3.2     Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)
   4.0     Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
  10.1     Amendment to the FIRSTFED AMERICA, INC. 1997 Stock-based
           Incentive Plan(2)
  10.2     Amendment to the FIRSTFED AMERICA, INC. 1998 Stock Option
           Plan(2)
  27       Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

     None
---------------

     (1) Incorporated into this document by reference from the Exhibits to Form S-1, Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.

     (2) Incorporated into this document by reference from Appendices A and B, respectively, of the proxy statement dated June 15, 1998 and filed with the SEC on June 15, 1998 (SEC No. 1-12305).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            FIRSTFED AMERICA BANCORP, INC.
                                            Registrant

Date: August 13, 1998
                                            /s/ ROBERT F. STOICO
                                            ------------------------------------
                                            President and Chief Executive
                                            Officer and
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date: August 13, 1998
                                            /s/ EDWARD A. HJERPE III
                                            ------------------------------------
                                            Executive Vice President and
                                            Chief Operating Officer and
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

                                 EXHIBIT INDEX

   3.1     Certificates of Incorporation of FIRSTFED AMERICA BANCORP,
           INC.(1)
   3.2     Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)
   4.0     Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
  10.1     Amendment to the FIRSTFED AMERICA, INC. 1997 Stock-based
           Incentive Plan(2)
  10.2     Amendment to the FIRSTFED AMERICA, INC. 1998 Stock Option
           Plan(2)
  27       Financial Data Schedule (filed herewith)

---------------

(1) Incorporated into this document by reference from the Exhibits to Form S-1, Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.

(2) Incorporated into this document by reference from Appendices A and B, respectively, of the proxy statement dated June 15, 1998 and filed with the SEC on June 15, 1998 (SEC No. 1-12305).