Form 10-Q
period 1998-09-30
FIRSTFED AMERICA BANCORP INC
filed 1998-11-13
CIK 1023640

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                           Yes  [X]          No  [ ]

     As of September 30, 1998, there were 7,858,204 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of September 30, 1998
         (unaudited) and March 31, 1998..............................    2
         Consolidated Statements of Operations for the three months and six months ended September 30, 1998 (unaudited) and 1997
         (unaudited).................................................    3
         Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended September 30, 1998 (unaudited).....    4
         Consolidated Statements of Cash Flows for the six months
         ended September 30, 1998 (unaudited) and 1997 (unaudited)...    5
         Notes to Unaudited Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    7
         Quantitative and Qualitative Disclosures about Market
Item 3.  Risk........................................................   16
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 3.  Default Upon Senior Securities..............................   18
Item 4.  Submission of Matters to a Vote of Security Holders.........   18
Item 5.  Other Information...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   18
SIGNATURES...........................................................   19

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1998            1998
                                                              -------------    ----------
                                                               (UNAUDITED)
                                         ASSETS
Cash on hand and due from banks.............................   $   16,128      $   32,021
Short-term investments......................................       17,870              --
Mortgage loans held for sale................................       38,381          84,867
Investment in trading securities (amortized cost of $100)...          100              --
Investment securities available for sale (amortized cost of
  $9,660 and $5,816)........................................        9,967           7,712
Mortgage-backed securities available for sale (amortized
  cost of $310,636
  and $214,225).............................................      312,324         215,143
Investment securities held to maturity (fair value of
  $13,124 and $22,585)......................................       12,995          22,491
Mortgage-backed securities held to maturity (fair value of
  $9,521 and $12,688).......................................        9,336          12,495
Stock in Federal Home Loan Bank of Boston, at cost..........       24,857          17,945
Loans receivable, net of allowance for loan losses of
  $11,435 and $10,937.......................................      807,468         848,552
Accrued interest receivable.................................        6,306           5,992
Mortgage servicing rights...................................        5,041           3,230
Office properties and equipment, net........................       25,165          24,877
Real estate owned, net......................................          383             595
Deferred income tax asset, net..............................        3,586           3,278
Prepaid expenses and other assets...........................        2,823           2,634
                                                               ----------      ----------
          Total assets......................................   $1,292,730      $1,281,832
                                                               ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................   $  666,682      $  708,488
  FHLB advances and other borrowings........................      489,373         403,865
  Advance payments by borrowers for taxes and insurance.....        5,017           6,224
  Accrued interest payable..................................        2,785           2,613
  Accrued income taxes......................................           --             929
  Other liabilities.........................................       17,679          32,727
                                                               ----------      ----------
          Total liabilities.................................    1,181,536       1,154,846
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; none issued................................           --              --
  Common stock, $0.01 par value; 25,000,000 shares
     authorized; 8,707,152 shares issued and outstanding....           87              87
  Additional paid-in capital................................       85,241          85,016
  Retained earnings.........................................       53,366          50,422
  Accumulated other comprehensive income....................        1,104           1,616
  Unearned 1997 stock-based incentive plan..................       (5,869)         (4,734)
  Unallocated ESOP shares...................................       (5,421)         (5,421)
  Treasury stock............................................      (17,314)             --
                                                               ----------      ----------
          Total stockholders' equity........................      111,194         126,986
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $1,292,730      $1,281,832
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              -----------------------     -----------------------
                                                 1998         1997           1998         1997
                                              ----------   ----------     ----------   ----------
                                                    (UNAUDITED)                 (UNAUDITED)
Interest and dividend income:
  Loans.....................................  $   16,522   $   17,003     $   33,600   $   33,322
  Investment securities.....................         534          476          1,089        1,005
  Mortgage-backed securities................       4,245        1,028          7,535        2,028
  Federal Home Loan Bank stock..............         370          156            669          311
                                              ----------   ----------     ----------   ----------
          Total interest and dividend
            income..........................      21,671       18,663         42,893       36,666
                                              ----------   ----------     ----------   ----------
Interest expense:
  Deposit accounts..........................       7,248        8,434         14,728       17,009
  Borrowed funds............................       7,155        2,720         13,085        4,746
                                              ----------   ----------     ----------   ----------
          Total interest expense............      14,403       11,154         27,813       21,755
                                              ----------   ----------     ----------   ----------
          Net interest income before loan
            loss provision..................       7,268        7,509         15,080       14,911
Provision for loan losses...................         300          750            600        1,750
                                              ----------   ----------     ----------   ----------
          Net interest income after loan
            loss provision..................       6,968        6,759         14,480       13,161
                                              ----------   ----------     ----------   ----------
Non-interest income:
  Loan servicing income.....................         344          645            865        1,296
  Gain on sale of mortgage loans, net.......         569          362          1,022          475
  Gain on sale of investments, net..........           8           30              8           30
  Service charges on deposit accounts.......         230          182            486          390
  Other income..............................         166          359            676          689
                                              ----------   ----------     ----------   ----------
          Total non-interest income.........       1,317        1,578          3,057        2,880
                                              ----------   ----------     ----------   ----------
Non-interest expense:
  Compensation and benefits.................       3,440        3,318          7,343        5,997
  Office occupancy and equipment............         986          584          2,003        1,187
  Advertising and business promotion........         162          178            461          462
  Data processing...........................         229          182            422          358
  Federal deposit insurance.................         166          118            330          230
  Other expense.............................         866          798          1,828        1,693
                                              ----------   ----------     ----------   ----------
          Total non-interest expense........       5,849        5,178         12,387        9,927
                                              ----------   ----------     ----------   ----------
          Income before income tax
            expense.........................       2,436        3,159          5,150        6,114
Income tax expense..........................         773        1,377          1,793        2,685
                                              ----------   ----------     ----------   ----------
          Net income........................  $    1,663   $    1,782     $    3,357   $    3,429
                                              ==========   ==========     ==========   ==========
Basic earnings per share....................  $     0.23   $     0.22     $     0.45   $     0.42
                                              ==========   ==========     ==========   ==========
Diluted earnings per share..................  $     0.23   $     0.22     $     0.45   $     0.42
                                              ==========   ==========     ==========   ==========
Weighted average shares outstanding --
  basic.....................................   7,166,794    8,129,282      7,403,204    8,119,628
                                              ==========   ==========     ==========   ==========
Weighted average shares outstanding --
  diluted...................................   7,166,794    8,129,282      7,421,726    8,119,628
                                              ==========   ==========     ==========   ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           UNALLOCATED
                                                                                              1997
                                                                                             STOCK-
                                                              ACCUMULATED                     BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS      INCOME         SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  1998....................   $87       85,016      50,422        1,616         (5,421)       (4,734)       --         $126,986
Net Income................   --         --          3,357       --              --            --           --            3,357
Change in net unrealized
  gain on investments
  available for sale,
  net.....................   --         --          --            (512)--       --            --           --             (512)
                             ---       ------      ------        -----         ------        ------      -------      --------
        Total
          comprehensive
          income..........   --         --          --          --              --            --           --            2,845
Cash dividends declared
  ($.05/sh)...............   --         --           (413)      --              --            --           --             (413)
Common stock acquired for
  SIP.....................   --         --          --          --              --           (2,502)       --           (2,502)
Payment- SIP stock
  awards..................   --          (150)      --          --              --            1,367        --            1,217
Earned ESOP shares charged
  to expense..............   --           375       --          --              --            --           --              375
Common stock acquired
  under repurchase program
  -- (848,948
  shares/$19.98 average
  price)..................   --         --          --          --              --            --         (16,965)      (16,965)
Common stock acquired for
  SERP -- (17,748
  shares/$19.71 average
  price)..................   --         --          --          --              --            --            (349)         (349)
                             ---       ------      ------        -----         ------        ------      -------      --------
Balance at September 30,
  1998....................   $87       85,241      53,366        1,104         (5,421)       (5,869)     (17,314)     $111,194
                             ===       ======      ======        =====         ======        ======      =======      ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Cash flows from operating activities:

  Net income................................................  $   3,357    $   3,429
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization (accretion) of:
      Premium (discount) on investment and mortgage-backed
       securities held to maturity..........................          1           (4)
      Premium on investment and mortgage-backed securities
       available for sale...................................        309           14
      Deferred loan origination fees........................        (50)         226
      Mortgage servicing rights.............................        769          230
    Provisions for:
      Loan losses...........................................        600        1,750
      Deferred income taxes.................................         10          590
    (Gains) on sales of:
      Investment securities available for sale..............         (8)         (30)
      Real estate owned.....................................        (52)         (29)
      Mortgage loans........................................     (1,022)        (475)
    Net proceeds from sales of mortgage loans...............    317,684      108,962
    Origination of mortgage loans held for sale.............   (272,756)    (103,918)
    Real estate owned valuation write-downs.................         --          138
    Depreciation of office properties and equipment.........      1,077          644
    Appreciation in fair value of ESOP shares...............        375          271
    Increase or decrease in:
      Accrued interest receivable...........................       (314)        (596)
      Income tax receivable.................................         --          263
      Prepaid expenses and other assets.....................       (189)         (49)
      Accrued interest payable..............................        172          208
      Accrued income taxes and other liabilities............    (15,977)      (1,709)
                                                              ---------    ---------
        Net cash provided by operating activities...........     33,986        9,915
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of trading securities............................  $    (100)   $      --
  Purchase of investment securities available for sale......     (3,845)      (1,473)
  Sale of investment securities available for sale..........         --          141
  Purchase of mortgage-backed securities
    available-for-sale......................................   (146,142)     (15,190)
  Sale of mortgage-backed securities available-for-sale.....      3,897           --
  Payments received on mortgage-backed securities available
    for sale................................................     45,524        2,739
  Purchases of investment securities held to maturity.......   (120,788)      (9,987)
  Maturities of investment securities held to maturity......    130,288        6,000
  Payments received on mortgage-backed securities held to
    maturity................................................      3,154        1,133
  Purchase of Federal Home Loan Bank stock..................     (6,912)          --
  Net decrease (increase) in loans..........................     40,472      (77,289)
  Proceeds from sales of real estate owned..................        325          613
  Purchases of office properties and equipment..............     (1,365)      (7,238)
                                                              ---------    ---------
        Net cash used in investing activities...............    (55,492)    (100,551)
                                                              ---------    ---------
Cash flows from financing activities:
  Net decrease in deposits..................................  $ (41,806)   $ (16,282)
  Proceeds from FHLB advances and other borrowings..........    685,094      290,065
  Repayments on FHLB advances and other borrowings..........   (599,586)    (219,594)
  Net change in advance payments by borrowers for taxes and
    insurance...............................................     (1,207)        (647)
  Cash dividends paid.......................................       (413)          --
  Payments to acquire stock-based incentive plan shares.....     (2,502)          --
  Earned SIP shares.........................................      1,217           --
  Payments to acquire common stock for treasury stock.......    (17,314)          --
                                                              ---------    ---------
        Net cash provided by financing activities...........  $  23,483    $  53,542
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........      1,977      (37,094)
Cash and cash equivalents at beginning of period............     32,021       53,540
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  33,998    $  16,446
                                                              =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  27,641    $  21,547
                                                              =========    =========
    Income taxes............................................  $   3,028    $   1,322
                                                              =========    =========
Supplemental disclosures of noncash investing activities:
    Property acquired in settlement of loans................  $      61    $     737
                                                              =========    =========

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

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 1999.

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

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June, 1997, which established standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1999 annual financial statements.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND MARCH 31, 1998

GENERAL

     Total assets at September 30, 1998 were $1.293 billion, an increase of $10.9 million, or 0.9%, compared to $1.282 billion at March 31, 1998. Asset growth was primarily attributable to growth in mortgage-backed securities available for sale which increased from $215.1 million at March 31, 1998 to $312.3 million at September 31, 1998, an increase of $97.2 million or 45.2%, as well as growth in short-term investments, which increased $17.9 million to $17.9 million at September 30, 1998. Partially offsetting this growth was a $87.6 million decline in loans receivable, net and mortgage loans held for sale which decreased to $845.8 million at September 30, 1998 from $933.4 million at March 31, 1998.

     Total liabilities increased $26.7 million, or 2.3%, to $1.182 billion at September 30, 1998 as compared to $1.155 billion at March 31, 1998. Of this increase, Federal Home Loan Bank advances and other borrowings increased $85.5 million, or 21.1%, to $489.4 million at September 30, 1998 from $403.9 million at March 31, 1998, while total deposits at September 30, 1998 decreased $41.8 million to $666.7 million, or 5.9%, from $708.5 million at March 31, 1998, and other liabilities decreased $15.0 million to $17.7 million on September 30, 1998 from $32.7 million on March 31, 1998.

     Stockholders' equity at September 30, 1998 was $111.2 million compared to $127.0 million at March 31, 1998. This $15.8 million decrease was primarily the net effect of a $17.3 million reduction in equity due to the repurchase of Company stock, the completion of the purchase of the 1997 Stock-based Incentive Plan shares, and a $2.9 million increase in retained earnings from year-to-date net income less dividends. The reduction in equity, coupled with balance sheet growth, caused a 1.31% decline in the stockholders' equity to total assets ratio, from 9.91% at March 31, 1998 to 8.60% at September 30, 1998.

LIQUIDITY AND CAPITAL

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, investment maturities, and proceeds from the sale of loans. While scheduled amortization of loans and investment maturities are predictable sources of funds, deposit flows, mortgage prepayments, and interest rate payments on adjustable-rate mortgage loans and securities are influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including a $25 million overnight FHLB line of credit and approximately $ 195 million of additional borrowing capacity at the Federal Home Loan Bank and at securities dealers. The Bank has maintained liquid assets in excess of the required minimum levels as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's required liquidity ratio is currently 4%. The Bank's actual liquidity ratio was 22.7% and 11.70% at September 30, 1998 and March 31, 1998, respectively.

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment in trading securities, investments available for sale, and mortgage-backed securities available for sale. These asset levels are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 1998, the Company's cash, short-term investments, mortgage loans held for sale, investment in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $394.8 million or 30.5% of the Company's total assets. Additional investments were available which qualified for the Bank's regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances and dealer repurchase agreements. At September 30, 1998, the Bank had $489.4 million in advances and other borrowings outstanding from the FHLB and securities dealers. The Company generally maintains a competitive deposit rate strategy in its market and sources of funds such as FHLB advances and repurchase agreements may be used for wholesale growth as well as to supplement cash flow needs.

     At September 30, 1998, the Company had commitments to originate portfolio loans and unused outstanding lines of credit totaling $125.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1998, totaled $344.2 million.

     At September 30, 1998, the consolidated stockholders' equity to total assets ratio was 8.60%. At September 30, 1998, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $103.2 million, or 8.03%, of total adjusted assets, was above the required level of $25.7 million, or 2.0%; core capital of $103.2 million, or 8.03% of total adjusted assets, was above the required level of $51.4 million, or 4.0%; risk-based capital of $111.2 million, or 18.4% of risk-weighted assets, was above the required level of $48.4 million or 8.0%, and Tier 1 risk-based capital of $103.2 million, or 17.0% of risk-weighted assets, was above the required level of $24.2 million, or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

YEAR 2000 COMPLIANCE

     Included in other non-interest expenses are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer, communications, and other related non-technology systems to properly recognize dates beyond December 31, 1999. The Company has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation and testing efforts.

     The Company will utilize both internal and external resources to reprogram, or replace and test software and hardware (including non-technology systems) for Year 2000 modifications. The Company is on schedule to complete changes and testing for mission critical systems by March 31, 1999; a date prior to any impact on its operating systems. Testing of non-critical applications will continue throughout 1999 and will be completed prior to any impact on operating systems.

     The Company has had formal communications with all of its mission critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues, and has received written assurances of readiness. The Company's total Year 2000 project costs and estimates to complete the project include the estimated costs and time associated with the impact of third party Year 2000 issues, based on information currently available. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Therefore, to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue, the Company could possibly be negatively impacted. The Company is finalizing its contingency plan to deal with unforeseen systemic failure beyond the Company's control and/or a failure in the aforementioned remediation efforts. In addition, the Company has performed a risk assessment of significant existing customers to determine their exposure to Year 2000 related issues and on the customer's ability to perform in accordance with contractual agreements. Management has determined the Company's exposure to this risk is low. Furthermore, a Year 2000 risk assessment is performed on all new significant borrowers.

     The total cost of the Year 2000 project is estimated at $300,000 to $500,000. A significant portion of the costs associated with the Year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources. During the three months and six months ended September 30, 1998, the Company incurred $13,000 and $15,000, respectively, of Year 2000 related expenses. Since the Year 2000 Compliance project's inception, the Company has incurred total costs of $65,000. In preparation for the Year 2000 Compliance project, the Company underwent a February, 1998 conversion to a new processing system for all loan and deposit applications at a cost of approximately $700,000.

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

ASSET QUALITY

     At September 30, 1998, non-accrual loans totaled $3.1 million and REO totaled $383,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the six months ended September 30, 1998 was $41,000. The following table sets forth information regarding non-accrual loans and real estate owned ("REO").

                                                              AT SEPTEMBER 30,    AT MARCH 31,
                                                                    1998              1998
                                                              ----------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
     Mortgage loans:
       One- to four-family..................................       $  956            $1,073
       Multi-family.........................................          100               101
       Commercial real estate...............................        1,554             1,199
       Construction and land................................          117               169
                                                                   ------            ------
          Total mortgage loans..............................        2,727             2,542
                                                                   ------            ------
     Commercial loans.......................................           20                74
                                                                   ------            ------
     Consumer loans:
       Home equity lines....................................          368               425
       Second mortgages.....................................           --                --
       Other consumer loans.................................           27                 7
                                                                   ------            ------
          Total consumer loans..............................          395               432
                                                                   ------            ------
          Total nonaccrual loans............................        3,142             3,048
                                                                   ------            ------
     Real estate owned, net(1)..............................          383               595
                                                                   ------            ------
          Total non-performing assets.......................       $3,525            $3,643
                                                                   ======            ======
Allowance for loan losses as a percent percent of
  loans(2)..................................................         1.40%             1.27%
Allowance for loan losses as percent of non-performing
  loans(3)..................................................       363.94%           358.83%
Non-performing loans as a percent of loans(2)(3)............         0.38%             0.35%
Non-performing assets as a percent of total assets(4).......         0.27%             0.28%

---------------
(1) REO balances are shown net of related valuation allowances.

(2) Loans includes loans receivable, net, excluding allowance for loan losses.

(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1997

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company for the three months ended September 30, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------------------------------
                                                1998                                 1997
                                   -------------------------------      -------------------------------
                                                           AVERAGE                              AVERAGE
                                    AVERAGE                YIELD/        AVERAGE                YIELD/
                                    BALANCE     INTEREST    COST         BALANCE     INTEREST    COST
                                   ----------   --------   -------      ----------   --------   -------
                                       (DOLLARS IN THOUSANDS)               (DOLLARS IN THOUSANDS)
 Assets:
   Interest-earning assets:
      Loans receivable, net and
        mortgage loans held for
        sale.....................  $  871,522    16,522     7.52%       $  882,676    17,003     7.64%
      Investment securities......      58,767       904     6.10%           39,147       632     6.41%
      Mortgage-backed
        securities...............     305,205     4,245     5.52%           60,485     1,028     6.74%
                                   ----------    ------     ----        ----------    ------     ----
           Total interest-earning
             assets..............   1,235,494    21,671     6.96%          982,308    18,663     7.54%
                                                 ------     ----                      ------     ----
   Non-interest earning assets...      66,555                               48,171
                                   ----------                           ----------
           Total assets..........   1,302,049                            1,030,479
                                   ==========                           ==========
 Liabilities and Retained
   Earnings:
   Interest-bearing liabilities:
      Deposits...................     625,267     7,248     4.60%          675,078     8,434     4.96%
      FHLB advances and other
        borrow...................     482,246     7,155     5.89%          170,015     2,720     6.35%
                                   ----------    ------     ----        ----------    ------     ----
           Total interest-bearing
             liabilities.........   1,107,513    14,403     5.16%          845,093    11,154     5.24%
                                                 ------     ----                      ------     ----
   Non-interest bearing
      liabilities................      82,870                               60,019
                                   ----------                           ----------
           Total liabilities.....   1,190,383                              905,112
                                   ----------                           ----------
   Retained earnings.............     111,666                              125,367
                                   ----------                           ----------
           Total liabilities and
             retained earnings...  $1,302,049                           $1,030,479
                                   ==========                           ==========
 Net interest rate spread........                 7,268     1.80%                      7,509     2.30%
                                                 ======     ====                      ======     ====
 Net interest margin.............                           2.33%                                3.03%
                                                            ====                                 ====
 Ratio of interest-earning assets
   to interest-bearing
   liabilities...................      111.56%                              116.24%
                                   ==========                           ==========

GENERAL

     Net income was $1.7 million for the three months ended September 30, 1998, compared to $1.8 million for the three months ended September 30, 1997. The $119,000 decrease in net income for the three months ended September 30, 1998 was the result of a $671,000 increase in non-interest expense, a $261,000 decrease in non-interest income, and a $241,000 decrease in net interest income before loan loss provision, all of which were partially offset by a $450,000 decrease in provision for loan losses and a $604,000 decrease in income tax expense.

INTEREST INCOME

     Interest and dividend income for the three months ended September 30, 1998 was $21.7 million, compared to $18.7 million for the three months ended September 30, 1997, an increase of $3.0 million, or 16.1%. The increase in interest and dividend income is primarily attributable to a $253.2 million increase in average interest-earning assets which increased to $1.235 billion for the three months ended September 30, 1998 from $982.3 million for the three months ended September 30, 1997. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances. The increase in average interest-earning assets was accompanied by a 58 basis point decrease in the average yield from 7.54% for the three months ended September 30, 1997 to 6.96% for the three months ended September 30, 1998. This decline was primarily the result of the addition of low initial coupon adjustable-rate mortgage-backed securities and of lower yields on the Company's loan and mortgage-backed securities portfolio due to lower market rates.

     Interest income on loans receivable, net and mortgage loans held for sale for the three months ended September 30, 1998 decreased by $481,000, or 2.8%, to $16.5 million from $17.0 million for the same three months in 1997. This decrease was attributable to a decrease of $11.2 million in the average loan balance and a 12 basis point decrease in yield on loans receivable and mortgage loans held for sale.

     Interest and dividend income from investment securities was $904,000 for the three months ended September 30, 1998, compared to $632,000 for the comparable three months in 1997. The average yield on investment securities decreased by 31 basis points during the three months ended September 30, 1998 versus the three months ended September 30, 1997, primarily due to increased equity investments at the holding company and short-term investments in commercial paper. Investment securities increased by $19.6 million to an average of $58.8 million during the three months ending September 30, 1998 from $39.1 million during the three months ended September 30, 1997.

     Interest on mortgage-backed securities for the three months ended September 30, 1998 increased by $3.2 million to $4.2 million, compared to $1.0 million for the same three months in 1997. This increase in income is attributable to a $244.7 million increase in the average mortgage-backed securities balance, partially offset by a 122 basis point decrease in the average yield, from 6.74% to 5.52%, during the three months ended September 30, 1998 versus the three months ended September 30, 1997. This reduction in yield was the result of the addition of low initial coupon adjustable rate mortgage-backed securities, and of lower market rates of return for all mortgage-backed securities.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 1998 was $14.4 million, compared to $11.2 million for the three months ended September 30, 1997, an increase of $3.2 million, or 29.1%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $262.4 million, or 31.1%, to $1.108 billion for the three months ended September 30, 1998, from $845.1 million for the three months ended September 30, 1997, while the average cost of funds fell 8 basis points to 5.16% from 5.24% Of this amount, average deposits declined $49.8 million, or 7.4%, from $675.1 during the three months ended September 30, 1997 to $625.3 million during the three months ended September 30, 1998. During this time period the cost of deposits fell 36 basis points due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew 184% to $482.2 million during the three months ended September 30, 1998 versus $170.0 million during the same period in 1997. Because of a decline in market interest rates, the cost of Federal Home Loan Bank advances and other borrowings fell 46 basis points during this time period, from 6.35% to 5.89%, even though the Company actively extended liability maturities to reduce overall interest-rate risk through longer-term advances.

NET INTEREST INCOME

     Net interest income before provision for loan losses decreased $241,000, or 3.2%, to $7.3 million for the three months ended September 30, 1998 from $7.5 million for the three months ended September 30, 1997. Net interest income decreased during this time period primarily because of the Company's stock repurchase activity which removed $13.7 million of average stockholder's equity from the funding mix. The Company's net interest margin decreased to 2.33% for the three months ended September 30, 1998 from 3.03% for the three months ended September 30, 1997.

PROVISION FOR LOAN LOSSES

     For the three months ended September 30, 1998, the Company's provision for loan losses was $300,000 compared to $750,000 for the same prior year period. The quarterly provision was reduced based on management's current assessment of the Bank's loan portfolio, trends in the credit quality of the loan portfolio, and market conditions. The allowance for loan losses as a percentage of loans at September 30, 1998 was 1.40% as compared to 1.27% at March 31, 1998, and was 363.94% and 358.83% of non-performing loans at the same time periods, respectively.

NON-INTEREST INCOME

     Non-interest income decreased to $1.3 million for the three months ended September 30, 1998 compared to $1.6 million for the three months ended September 30, 1997, a decrease of $261,000, or 16.5%. During this time period, loan servicing income decreased $301,000 to $344,000 from $645,000 for the three months ended September 30, 1997. This difference was primarily attributable to a $225,000 increase in the valuation allowance for mortgage servicing rights, which was based on increased actual and projected mortgage refinance activity. A $193,000 decrease in other income was caused by a decrease in the fair value of investments held by certain employee benefit plans and was partially offset in the non-interest income total by a $207,000 increase in the gain on sale of mortgage loans, the result of increased loan origination volume and more favorable secondary mortgage market conditions.

NON-INTEREST EXPENSE

     Total non-interest expense increased $671,000 to $5.8 million for the three months ended September 30, 1998 compared to $5.2 million for the comparable three months in 1997. This increase was primarily caused by a $402,000 increase in office occupancy and equipment expense to $986,000 and a $122,000 increase in compensation and benefits to $3.4 million. The increase in office occupancy and equipment was due to expenses related to the Company's new administrative and operations facility in Swansea, Massachusetts and the renovation of two other banking offices and the cost of equipment and software related to a major computer system conversion. The increased compensation and benefits expense was primarily due to increased staffing at the Bank and due to the recognition of 1997 Stock-based Incentive Plan expenses.

INCOME TAXES

     Income tax expense was $773,000 for the three months ended September 30, 1998 compared to $1.4 million for the three months ended September 30, 1997, a decrease of $604,000. This decrease was the result of the Company's recently enacted tax management strategies. The effective income tax rates for the three months ended September 30, 1998 and September 30, 1997 were 31.7% and 43.6%, respectively, and is expected to stabilize at approximately 37% in coming quarters.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1997

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company for the six months ended September 30, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------------
                                                 1998                                1997
                                    -------------------------------     -------------------------------
                                                            AVERAGE                             AVERAGE
                                     AVERAGE                YIELD/       AVERAGE                YIELD/
                                     BALANCE     INTEREST    COST        BALANCE     INTEREST    COST
                                    ----------   --------   -------     ----------   --------   -------
                                        (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
     Loans receivable, net and
       Mortgage loans held for
       sale.......................  $  890,057    33,600     7.53%      $  866,837    33,322     7.67%
     Investment securities........      59,728     1,758     5.87%          43,324     1,316     6.06%
     Mortgage-backed securities...     266,814     7,535     5.63%          58,970     2,028     6.86%
                                    ----------    ------     ----       ----------    ------     ----
          Total interest-earning
            assets................   1,216,599    42,893     7.03%         969,131    36,666     7.55%
                                                  ------     ----                     ------     ----
  Non-interest earning assets.....      67,287                              45,969
                                    ----------                          ----------
          Total assets............   1,283,886                           1,015,100
                                    ==========                          ==========
Liabilities and Retained Earnings:
  Interest-bearing liabilities:
     Deposits.....................     633,433    14,728     4.64%         679,241    17,009     4.99%
     FHLB advances and other
       borrow.....................     447,201    13,085     5.84%         150,052     4,746     6.31%
                                    ----------    ------     ----       ----------    ------     ----
          Total interest-bearing
            liabilities...........   1,080,634    27,813     5.13%         829,293    21,755     5.23%
                                                  ------     ----                     ------     ----
  Non-interest bearing
     liabilities..................      86,679                              61,518
                                    ----------                          ----------
          Total liabilities.......   1,167,313                             890,811
                                    ----------                          ----------
  Retained earnings...............     116,573                             124,289
                                    ----------                          ----------
          Total liabilities and
            retained earnings.....  $1,283,886                          $1,015,100
                                    ==========                          ==========
Net interest rate spread..........                15,080     1.90%                    14,911     2.32%
                                                  ======     ====                     ======     ====
Net interest margin...............                           2.47%                               3.07%
                                                             ====                                ====
Ratio of interest-earning assets
  to interest-bearing
  liabilities.....................      112.58%                             116.86%
                                    ==========                          ==========

GENERAL

     Net income was unchanged at $3.4 million for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. While the net income figure itself was unchanged, several of its major components changed. A $2.5 million increase in non-interest expense was offset by the combination of $892,000 and $1.2 million decreases in income tax expense and provision for loan losses, respectively, and $177,000 and $169,000 increases in non-interest income and net interest income before loan loss provision, respectively.

INTEREST INCOME

     Interest and dividend income for the six months ended September 30, 1998 was $42.9 million, compared to $36.7 million for the six months ended September 30, 1997, an increase of $6.2 million, or 17.0%. The increase in interest and dividend income is primarily attributable to a $247.5 million increase in average interest-earning assets which increased to $1.217 billion for the six months ended September 30, 1998 from $969.1 million for the six months ended September 30, 1997. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances. The increase in average interest-earning assets was accompanied by a 52 basis point decrease in the average yield from 7.55% for the six months ended September 30, 1997 to 7.03% for the six months ended September 30, 1998. This decline was primarily the result of the addition of low initial coupon adjustable-rate mortgage-backed securities and of lower yields on the Company's loan and mortgage-backed securities portfolio due to lower market rates.

     Interest income on loans receivable, net and mortgage loans held for sale for the six months ended September 30, 1998 increased by $278,000, or 0.8%, to $33.6 million from $33.3 million for the same six months in 1997. This increase was attributable to increased balances of mortgage loans held for sale during the first half of the six months ended September 30, 1998.

     Interest and dividend income from investment securities was $1.8 million for the six months ended September 30, 1998, compared to $1.3 million for the comparable six months in 1997. The average yield on investment securities decreased by 19 basis points during the six months ended September 30, 1998 versus the six months ended September 30, 1997, primarily due to increased equity investments at the holding company and short-term investments in commercial paper. Investment securities increased by $16.4 million to an average of $59.7 million during the six months ending September 30, 1998 from $43.3 million during the six months ended September 30, 1997.

     Interest on mortgage-backed securities for the six months ended September 30, 1998 increased by $5.5 million to $7.5 million, compared to $2.0 million for the same six months in 1997. This increase in income is attributable to a $207.8 million increase in the average mortgage-backed securities balance, partially offset by a 123 basis point decrease in the average yield, from 6.86% to 5.63%, during the six months ended September 30, 1998 versus the six months ended September 30, 1997. This reduction in yield was the result of the addition of low initial coupon adjustable rate mortgage-backed securities, and of lower market rates of return for all mortgage-backed securities.

INTEREST EXPENSE

     Interest expense for the six months ended September 30, 1998 was $27.8 million, compared to $21.8 million for the six months ended September 30, 1997, an increase of $6.0 million, or 27.9%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $251.3 million, or 30.3%, to $1.081 billion for the six months ended September 30, 1998, from $829.3 million for the six months ended September 30, 1997, while the average cost of funds fell 10 basis points to 5.13% from 5.23%. Of this amount, average deposits declined $45.8 million, or 6.7%, from $679.2 during the six months ended September 30, 1997 to $633.4 million during the six months ended September 30, 1998. During this time period the cost of deposits fell 35 basis points due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew 198% to $447.2 million during the six months ended September 30, 1998 versus $150.1 million during the same period in 1997. Because of a decline in market interest rates, the cost of Federal Home Loan Bank advances and other borrowings fell 47 basis points during this time period, from 6.31% to 5.84%, even though the Company actively extended liability maturities to reduce overall interest-rate risk through longer-term advances.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $169,000, or 1.1%, to $15.1 million for the six months ended September 30, 1998 from $14.9 million for the six months ended September 30, 1997. Net interest income increased during this time period due to a $247.5 million increase in interest earning assets which was partially offset by the effect of the Company's two stock repurchase programs which removed $7.7 million of average stockholder's equity from the funding mix. The Company's net interest margin decreased to 2.47% for the six months ended September 30, 1998 from 3.07% for the six months ended September 30, 1997.

PROVISION FOR LOAN LOSSES

     For the six months ended September 30, 1998, the Company's provision for loan losses was $600,000 compared to $1.8 million for the same prior year period. The quarterly provision was reduced based on management's current assessment of the Bank's loan portfolio, trends in the credit quality of the loan portfolio, and market conditions. The allowance for loan losses as a percentage of loans at September 30, 1998 was 1.40% as compared to 1.27% at March 31, 1998.

NON-INTEREST INCOME

     Non-interest income increased to $3.1 million for the six months ended September 30, 1998 compared to $2.9 million for the six months ended September 30, 1997, an increase of $177,000, or 6.2%. A $547,000 increase in the gain on sale of mortgage loans was the result of increased loan origination volume and more favorable secondary mortgage market conditions. This increase was partially offset by a decrease in loan servicing income of $431,000, which declined to $865,000 from $1.3 million for the six months ended September 30, 1997. This decrease was primarily attributable to a $285,000 increase in the valuation allowance for mortgage servicing rights, which was based on increased actual and projected mortgage refinance activity.

NON-INTEREST EXPENSE

     Total non-interest expense increased $2.5 million to $12.4 million for the six months ended September 30, 1998 compared to $9.9 million for the comparable six months in 1997. This increase was primarily caused by a $816,000 increase in office occupancy and equipment expense to $2.0 million and a $1.3 million increase in compensation and benefits to $7.3 million. The increase in office occupancy and equipment was due to expenses related to the Company's new administrative and operations facility in Swansea, Massachusetts and the renovation of two other banking offices and the cost of equipment and software related to a major computer system conversion. The increased compensation and benefits expense was primarily due to increased staffing at the Bank, increased ESOP expenses due to higher share prices, and to the recognition of 1997 Stock-based Incentive Plan expenses.

INCOME TAXES

     Income tax expense was $1.8 million for the six months ended September 30, 1998 compared to $2.7 million for the six months ended September 30, 1997, a decrease of $892,000. This decrease was the result of the Company's recently enacted tax management strategies. The effective income tax rates for the six months ended September 30, 1998 and September 30, 1997 were 34.8% and 43.9%, respectively, and is expected to stabilize at approximately 37% in coming quarters.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk affecting the Company is interest-rate risk. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. The Company seeks to manage the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

     In addition, the Company has engaged in two interest rate swap agreements to synthetically lengthen its liability maturities. At September 30, 1998, the Company maintained two off-balance sheet interest rate swap positions ("swaps") with notional principal balances totaling $50 million. These positions require the Company to pay a long term fixed rate that was set at the time the position was established, and requires the swap's counter party to pay the Company a short-term rate that resets semi-annually based on the 6 month London Inter Bank Offer Rate (LIBOR). This position is a hedge to the Company's natural source of short-term funds. The net differential to be paid or received is treated as an adjustment to deposit interest expense. The remaining terms of these swaps were approximately 3 and 4 years at September 30, 1998.

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

     At September 30, 1998, the Company's cumulative interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year) as a percentage of total assets, was a positive 7.14% versus a negative 3.19% at March 31, 1998. Accordingly, during a period of rising interest rates, the Company's interest-earning assets would tend to reprice upward at a faster rate than its interest-bearing liabilities, which, consequently, could positively affect the Company's net interest income. During a period of falling interest rates, the Company's interest-earning assets would reprice downward at a faster rate than its interest-bearing liabilities which, consequently, could negatively affect the Company's net interest income.

     This shift from short-term (one year) liability-sensitivity to asset-sensitivity is the consequence of several factors, including: the Company's increased investment in one year reset adjustable rate mortgage-backed securities; an increase in Prime rate loans; a redistribution of maturing FHLB advances into longer term maturities during a recently heavy repricing period; and a further increase in projected mortgage prepayment rates which accelerates mortgage maturities in the Company's gap model. As is discussed in the following section, if rates were to rise, prepayment rates could change and would likely slow, causing an extension of mortgage maturities that could shift the gap profile back negative. The Company's longer-term exposure to interest-rate risk, as measured by the three year cumulative interest rate gap, remained relatively stable at a positive 0.79% on September 30, 1998 versus a negative 1.60% at March 31, 1998.

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

     The Company's interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates. The Company monitors the change in estimated NPV versus limits imposed by the Company's Board of Directors, and as of September 30, 1998, was in full compliance with those limits. See the Company's Form 10-K for the year ended March 31, 1998 for detailed gap and NPV tables.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 3.1  Certificates of Incorporation of FIRSTFED AMERICA BANCORP,
      INC.(1)
 3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)
 4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
10.1  FIRSTFED AMERICA, INC. 1997 Stock-based Incentive Plan (As
      Amended and Restated as of October 29, 1998) (filed
      herewith)
10.2  Amendment to the FIRSTFED AMERICA, INC. 1998 Stock Option
      Plan(2)
27    Financial Data Schedule (filed herewith)

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

                                          FIRSTFED AMERICA BANCORP, INC.
                                          Registrant
Date:  November 13, 1998
                                          /s/ ROBERT F. STOICO

                                          --------------------------------------
                                          President and Chief Executive Officer
                                          and
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date:  November 13, 1998

                                          /s/ EDWARD A. HJERPE III

                                          --------------------------------------
                                          Executive Vice President and
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)