Form 10-Q
period 1998-12-31
FIRSTFED AMERICA BANCORP INC
filed 1999-02-12
CIK 1023640

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

     As of December 31, 1998, there were 7,465,294 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of December 31, 1998
         (unaudited) and March 31, 1998..............................    2
         Consolidated Statements of Operations for the three months and nine months ended December 31, 1998 (unaudited) and 1997
         (unaudited).................................................    3
         Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended December 31, 1998 (unaudited).....    4
         Consolidated Statements of Cash Flows for the nine months
         ended December 31, 1998 (unaudited) and 1997 (unaudited)....    5
         Notes to Unaudited Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   16

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 3.  Default Upon Senior Securities..............................   18
Item 4.  Submission of Matters to a Vote of Security Holders.........   18
Item 5.  Other Information...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   18

SIGNATURES...........................................................   19

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1998            1998
                                                              ------------     ----------
                                                              (UNAUDITED)
                                         ASSETS
Cash on hand and due from banks.............................   $   23,917      $   32,021
Short-term investments......................................       29,143              --
Mortgage loans held for sale................................      102,528          84,867
Investment in trading securities (amortized cost of $100)...          100              --
Investment securities available for sale (amortized cost of
  $5,660 and $5,816)........................................        6,171           7,712
Mortgage-backed securities available for sale (amortized
  cost of $368,743 and $214,225)............................      367,720         215,143
Investment securities held to maturity (fair value of
  $13,078 and $22,585)......................................       12,996          22,491
Mortgage-backed securities held to maturity (fair value of
  $7,257 and $12,688).......................................        7,159          12,495
Stock in Federal Home Loan Bank of Boston, at cost..........       27,917          17,945
Loans receivable, net of allowance for loan losses of
  $11,737 and $10,937.......................................      786,514         848,552
Accrued interest receivable.................................        6,139           5,992
Mortgage servicing rights...................................        5,411           3,230
Office properties and equipment, net........................       25,233          24,877
Real estate owned, net......................................          314             595
Deferred income tax asset, net..............................        4,495           3,278
Prepaid expenses and other assets...........................       32,395           2,634
                                                               ----------      ----------
          Total assets......................................   $1,438,152      $1,281,832
                                                               ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................   $  664,437      $  708,488
  FHLB advances and other borrowings........................      631,523         403,865
  Advance payments by borrowers for taxes and insurance.....        4,384           6,224
  Accrued interest payable..................................        4,134           2,613
  Accrued income taxes......................................          419             929
  Other liabilities.........................................       27,602          32,727
                                                               ----------      ----------
          Total liabilities.................................    1,332,499       1,154,846
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; none issued................................           --              --
  Common stock, $0.01 par value; 25,000,000 shares
     authorized; 8,707,152 shares issued and outstanding....           87              87
  Additional paid-in capital................................       85,317          85,016
  Retained earnings.........................................       55,171          50,422
  Accumulated other comprehensive (loss) income.............         (493)          1,616
  Unearned 1997 stock-based incentive plan..................       (5,869)         (4,734)
  Unallocated ESOP shares...................................       (5,421)         (5,421)
  Treasury stock (1,241,858 shares acquired under repurchase
     program and 25,968 shares acquired for SERP)...........      (23,139)             --
                                                               ----------      ----------
          Total stockholders' equity........................      105,653         126,986
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $1,438,152      $1,281,832
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                              -----------------------     -----------------------
                                                 1998         1997           1998         1997
                                              ----------   ----------     ----------   ----------
                                                    (UNAUDITED)                 (UNAUDITED)
Interest and dividend income:
  Loans.....................................  $   15,986   $   17,100     $   49,586   $   50,422
  Investment securities.....................         550          519          1,639        1,524
  Mortgage-backed securities................       4,816        1,603         12,351        3,632
  Federal Home Loan Bank stock..............         413          189          1,082          500
                                              ----------   ----------     ----------   ----------
          Total Interest and dividend
            income:.........................      21,765       19,411         64,658       56,078
                                              ----------   ----------     ----------   ----------
Interest expense:
  Deposit accounts..........................       6,554        8,273         21,282       25,283
  Borrowed funds............................       7,681        3,553         20,766        8,299
                                              ----------   ----------     ----------   ----------
          Total interest expense............      14,235       11,826         42,048       33,582
                                              ----------   ----------     ----------   ----------
          Net interest income before loan
            loss provision..................       7,530        7,585         22,610       22,496
Provision for loan losses...................         300          300            900        2,050
                                              ----------   ----------     ----------   ----------
          Net interest income after loan
            loss provision..................       7,230        7,285         21,710       20,446
Non-interest income:
  Loan servicing income.....................         560          672          1,425        1,969
  Gain on sale of mortgage loans, net.......         371          537          1,393        1,011
  Gain on sale of investments, net..........          --          134              8          164
  Service charges on deposit accounts.......         313          265            799          655
  Other income..............................         918          320          1,594        1,009
                                              ----------   ----------     ----------   ----------
          Total non-interest income.........       2,162        1,928          5,219        4,808
                                              ----------   ----------     ----------   ----------
Non-interest expense:
  Compensation and benefits.................       3,498        3,518         10,841        9,514
  Office occupancy and equipment............         858          848          2,861        2,035
  Advertising and business promotion........         151          387            612          848
  Data processing...........................         296          180            718          537
  Deposit insurance premiums................         156          117            486          348
  Other expense.............................       1,221          809          3,049        2,505
                                              ----------   ----------     ----------   ----------
          Total non-interest expense........       6,180        5,859         18,567       15,787
                                              ----------   ----------     ----------   ----------
          Income before income tax
            expense.........................       3,212        3,354          8,362        9,467
Income tax expense..........................       1,024        1,421          2,817        4,106
                                              ----------   ----------     ----------   ----------
     Net income.............................  $    2,188   $    1,933     $    5,545   $    5,361
                                              ==========   ==========     ==========   ==========
Basic earnings per share....................  $     0.32   $     0.24     $     0.77   $     0.66
                                              ==========   ==========     ==========   ==========
Diluted earnings per share..................  $     0.32   $     0.24     $     0.77   $     0.66
                                              ==========   ==========     ==========   ==========
Weighted average shares outstanding --
  basic.....................................   6,832,515    8,148,802      7,212,138    8,129,388
                                              ==========   ==========     ==========   ==========
Weighted average shares outstanding --
  diluted...................................   6,832,515    8,207,645      7,212,138    8,129,388
                                              ==========   ==========     ==========   ==========

          See accompanying notes to consolidated financial statements

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           UNALLOCATED
                                                                                              1997
                                                                                             STOCK-
                                                              ACCUMULATED                     BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS      INCOME         SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  1998....................   $87       85,016      50,422         1,616        (5,421)       (4,734)       --         $126,986
Net Income................   --         --          5,545        --             --            --           --            5,545
Change in net unrealized
  gain on investments
  available for sale
  (AFS), net:
  Unrealized holding
    (losses) on AFS
    securities............   --         --          --           (3,318)        --            --           --           (3,318)
  Reclassification
    adjustment for (gains)
    realized income.......   --         --          --               (8)        --            --           --               (8)
                                                                 ------                                               --------
  Net unrealized
    (losses)..............   --         --          --           (3,326)        --            --           --           (3,326)
  Tax effect..............   --         --          --            1,217         --            --           --            1,217
                                                                 ------                                               --------
  Net-of-tax amount.......   --         --          --           (2,109)        --            --           --           (2,109)
                                                                 ------                                               --------
        Total
          comprehensive
          income..........   --         --          --           --             --            --           --            3,436
Cash dividends declared...   --         --           (796)       --             --            --           --             (796)
  ($0.05/shr. -- May 1998
  $0.05/shr. -- October
    1998)
Common stock acquired for
  SIP.....................   --         --          --           --             --           (2,502)       --           (2,502)
Payment-SIP stock
  awards..................   --          (150)      --           --             --            1,367        --            1,217
Earned ESOP shares charged
  to expense..............   --           451       --           --             --            --           --              451
Common stock acquired
  under repurchase program
  (1,241,858 shares/$18.24
  average price)..........   --         --          --           --             --            --         (22,651)      (22,651)
Common stock acquired for
  SERP -- (25,968
  shares/$18.79 average
  price)..................   --         --          --           --             --            --            (488)         (488)
                             ---       ------      ------        ------        ------        ------      -------      --------
Balance at December 31,
  1998....................   $87       85,317      55,171          (493)       (5,421)       (5,869)     (23,139)     $105,653
                             ===       ======      ======        ======        ======        ======      =======      ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
Cash flows from operating activities:
  Net income................................................  $    5,545    $   5,361
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization (accretion) of:
      Premium (discount) on investment and mortgage-backed
       securities held to maturity..........................           4           (4)
      Premium (discount) on investment and mortgage-backed
       securities available for sale........................         734          (20)
      Deferred loan origination (costs) fees................        (111)         314
      Mortgage servicing rights.............................       1,254          388
    Provisions for:
      Loan losses...........................................         900        2,050
    (Gains) on sales of:
      Investment securities available for sale..............          (8)        (164)
      Real estate owned.....................................         (89)         (37)
      Land, building and equipment..........................          --          (18)
      Mortgage loans........................................      (1,393)      (1,011)
    Net proceeds from sales of mortgage loans...............     417,602      174,115
    Origination of mortgage loans held for sale.............    (437,305)    (173,822)
    Real estate owned valuation write-downs.................           8          143
    Depreciation of office properties and equipment.........       1,637        1,170
    Appreciation in fair value of ESOP shares...............         451          482
    Earned SIP shares.......................................          --        1,162
    Increase or decrease in:
      Accrued interest receivable...........................        (147)        (481)
      Income tax receivable.................................          --          263
      Prepaid expenses and other assets.....................     (29,761)        (605)
      Stock subscription proceeds...........................          --          (55)
      Accrued interest payable..............................       1,521          621
      Accrued income taxes and other liabilities............      (5,635)       2,707
                                                              ----------    ---------
        Net cash (used) provided by operating activities....     (44,793)      12,559
                                                              ----------    ---------
Cash flows from investing activities:
  Purchase of trading securities............................  $     (100)   $      --
  Purchase of investment securities available for sale......      (3,845)      (5,474)
  Sale of investment securities available for sale..........          --          511
  Maturities of investment securities available for sale....       4,000           --
  Purchase of mortgage-backed securities
    available-for-sale......................................    (248,600)    (124,160)
  Sale of mortgage-backed securities available-for-sale.....       3,906           --
  Payments received on mortgage-backed securities available
    for sale................................................      89,450        4,752
  Purchases of investment securities held to maturity.......          --      (11,990)
  Maturities of investment securities held to maturity......       9,500        8,000
  Payments received on mortgage-backed securities held to
    maturity................................................       5,327        2,013
  Purchase of Federal Home Loan Bank stock..................      (9,972)      (4,606)
  Net decrease (increase) in loans..........................      61,005      (71,101)
  Proceeds from sales of real estate owned..................         607          900
  Purchases of office properties and equipment..............      (1,993)     (10,777)
  Sale of office properties and equipment...................          --           19
                                                              ----------    ---------
        Net cash used in investing activities...............     (90,715)    (211,913)
                                                              ----------    ---------
Cash flows from financing activities:
  Net decrease in deposits..................................  $  (44,051)   $ (18,387)
  Proceeds from FHLB advances and other borrowings..........   1,097,066      492,873
  Repayments on FHLB advances and other borrowings..........    (869,408)    (305,402)
  Net change in advance payments by borrowers for taxes and
    insurance...............................................      (1,840)      (1,055)
  Cash dividends paid.......................................        (796)          --
  Payments to acquire stock-based incentive plan shares.....      (2,502)          --
  Earned SIP shares.........................................       1,217           --
  Payments to acquire common stock for treasury stock.......     (23,139)          --
                                                              ----------    ---------
        Net cash provided by financing activities...........     156,547      168,029
                                                              ----------    ---------
Net increase (decrease) in cash and cash equivalents........      21,039      (31,325)
Cash and cash equivalents at beginning of period............      32,021       53,540
                                                              ----------    ---------
Cash on hand and due from banks and short-term investments
  at end of period..........................................  $   53,060    $  22,215
                                                              ==========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   40,527    $  32,961
                                                              ==========    =========
    Income taxes............................................  $    3,328    $   2,823
                                                              ==========    =========
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans..................  $      245    $   1,102
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

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 1999.

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

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June, 1997, which established standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1999 annual financial statements. The adoption of SFAS No. 131 is not expected to have a material impact on the consolidated financial statements.

     The FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998, which provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of: a) the changes in fair value of the hedged asset or liability that are attributable to the hedged risk; or b) the earnings effect of the hedged forecasted transaction. The statement is effective for fiscal years beginning after June 15, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND MARCH 31, 1998

GENERAL

     Total assets at December 31, 1998 were $1.438 billion, an increase of $156.3 million, or 12.2%, compared to $1.282 billion at March 31, 1998. Asset growth was primarily attributable to growth in mortgage-backed securities available for sale, which increased from $215.1 million at March 31, 1998 to $367.7 million at December 31, 1998, an increase of $152.6 million or 70.9%. Short-term investments and prepaid expenses and other assets also increased $29.1 million and $29.8 million, respectively, the result of year-end commercial paper purchases and the purchase of Bank-owned Life Insurance (BOLI). Partially offsetting this growth was a $62.0 million, or 7.3%, decline in loans receivable, net which decreased to $786.5 million at December 31, 1998 from $848.6 million at March 31, 1998.

     Total liabilities increased $177.7 million, or 15.4%, to $1.332 billion at December 31, 1998 as compared to $1.155 billion at March 31, 1998. Of this increase, Federal Home Loan Bank advances and other borrowings increased $227.7 million, or 56.4%, to $631.5 million at December 31, 1998 from $403.9 million at March 31, 1998, while total deposits at December 31, 1998 decreased $44.1 million to $664.4 million, or 6.2%, from $708.5 million at March 31, 1998. Other liabilities decreased $5.1 million to $27.6 million on December 31, 1998 from $32.7 million on March 31, 1998.

     Stockholders' equity at December 31, 1998 decreased $21.3 million, or 16.8%, to $105.7 million from $127.0 million at March 31, 1998. This $21.3 million change was primarily the net effect of a $23.1 million reduction in equity due to the repurchase of Company stock, the purchase of 111,200 shares for the 1997 Stock-based Incentive Plan, and a $4.7 million increase in retained earnings from year-to-date net income less dividends. The reduction in equity, coupled with balance sheet growth, caused a 2.56% decline in the stockholders' equity to total assets ratio, from 9.91% at March 31, 1998 to 7.35% at December 31, 1998.

LIQUIDITY AND CAPITAL

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, investment maturities, and proceeds from the sale of loans. While scheduled amortization of loans and investment maturities are predictable sources of funds, deposit flows, mortgage prepayments, and interest rate payments on adjustable-rate mortgage loans and securities are influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including a $25 million overnight FHLB line of credit, approximately $106 million of additional borrowing capacity at the Federal Home Loan Bank. The Bank has maintained liquid assets in excess of the required minimum levels as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's required liquidity ratio is currently 4%. The Bank's actual liquidity ratio was 30.3% and 11.70% at December 31, 1998 and March 31, 1998, respectively.

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment in trading securities, investments available for sale, and mortgage-backed securities available for sale. These asset levels are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 1998, the Company's cash, short-term investments, mortgage loans held for sale, investment in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $529.6 million or 36.8% of the Company's total assets. Additional investments were available which qualified for the Bank's regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances and dealer repurchase agreements. At December 31, 1998, the Bank had $631.5 million in advances and other borrowings outstanding from the FHLB and securities dealers. The Company generally maintains a competitive deposit rate strategy in its market and sources of funds such as FHLB advances and repurchase agreements may be used for wholesale growth as well as to supplement cash flow needs.

     At December 31, 1998, the Company had commitments to originate portfolio loans and unused outstanding lines of credit totaling $142.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 1998, totaled $333.5 million.

     At December 31, 1998, the consolidated stockholders' equity to total assets ratio was 7.35%. At December 31, 1998, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $98.4 million, or 6.86%, of total adjusted assets, was above the required level of $28.7 million, or 2.0% of total adjusted assets; core capital of $98.4 million, or 6.86% of total adjusted assets, was above the required level of $57.4 million, or 4.0% of total adjusted assets; risk-based capital of $107.7 million, or 15.5% of risk-weighted assets, was above the required level of $55.6 million or 8.0% of risk-weighted assets, and Tier 1 risk-based capital of $98.4 million, or 14.2% of risk-weighted assets, was above the required level of $27.8 million, or 4.0% of risk-weighted assets. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

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

     The Company will utilize both internal and external resources to reprogram or replace and test software and hardware (including non-technology systems) for Year 2000 modifications. The Company is on schedule to complete changes and testing for mission critical systems by March 31, 1999, a date prior to any impact on its operating systems. Testing of non-critical applications will continue throughout 1999 and will be completed prior to any impact on operating systems.

     The Company has had formal communications with all of its mission critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues and has received written assurances of readiness. The Company's total Year 2000 project costs and estimates to complete the project include the estimated costs and time associated with the impact of third party Year 2000 issues, based on information currently available. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Therefore, to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue, the Company could possibly be negatively impacted. The Company is finalizing its contingency plan to deal with unforeseen systemic failure beyond the Company's control and/or a failure in the aforementioned remediation efforts. In addition, the Company has performed a risk assessment of significant existing customers to determine their exposure to Year 2000 related issues and on the customer's ability to perform in accordance with contractual agreements. Management has determined the Company's exposure to this risk is low. Furthermore, a Year 2000 risk assessment is performed on all new customers.

     The total cost of the Year 2000 project is estimated at $300,000 to $500,000. A significant portion of the costs associated with the Year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources. During the three months and nine months ended December 31, 1998, the Company incurred $17,000 and $32,000, respectively, of expenses directly related to Year 2000. Since the Year 2000 Compliance project's inception, the Company has incurred total costs of $82,000. In addition, in preparation for the Year 2000 Compliance project, the Company underwent a February, 1998 conversion to a new processing system for all loan and deposit applications at a cost of approximately $700,000.

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

ASSET QUALITY

     At December 31, 1998, non-accrual loans totaled $2.8 million and real estate owned ("REO") totaled $314,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the nine months ended December 31, 1998 was $32,000. The following table sets forth information regarding non-accrual loans and REO.

                                                              AT DECEMBER 31,    AT MARCH 31,
                                                                   1998              1998
                                                              ---------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual loans:
     Mortgage loans:
       One- to four-family..................................      $1,122            $1,073
       Multi-family.........................................         193               101
       Commercial real estate...............................       1,306             1,199
       Construction and land................................         117               169
                                                                  ------            ------
          Total mortgage loans..............................       2,738             2,542
                                                                  ------            ------
     Commercial loans.......................................          45                74
                                                                  ------            ------
     Consumer loans:
       Home equity lines....................................          36               425
       Second mortgages.....................................           7                --
       Other consumer loans.................................           4                 7
                                                                  ------            ------
          Total consumer loans..............................          47               432
                                                                  ------            ------
          Total nonaccrual loans............................       2,830             3,048
     Real estate owned, net(1)..............................         314               595
                                                                  ------            ------
          Total non-performing assets.......................      $3,144            $3,643
                                                                  ======            ======
Allowance for loan losses as a percent of loans(2)..........        1.47%             1.27%
Allowance for loan losses as a percent of non-performing
  loans(3)..................................................       414.7%            358.8%
Non-performing loans as a percent of loans(2)(3)............        0.35%             0.35%
Non-performing assets as a percent of total assets(4).......        0.22%             0.28%

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED DECEMBER 31, 1997

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company for the three months ended December 31, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                                    1998                               1997
                                       -------------------------------    -------------------------------
                                                               AVERAGE                            AVERAGE
                                        AVERAGE                YIELD/      AVERAGE                YIELD/
                                        BALANCE     INTEREST    COST       BALANCE     INTEREST    COST
                                       ----------   --------   -------    ----------   --------   -------
                                           (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
     Loans receivable, net and
       mortgage loans held for
       sale..........................  $  855,694   $15,986     7.41%     $  887,311   $17,100     7.65%
     Investment securities...........      70,270       963     5.44%         42,852       708     6.55%
     Mortgage-backed securities......     352,245     4,816     5.42%        107,829     1,603     5.90%
                                       ----------   -------     ----      ----------   -------     ----
          Total interest-earning
            assets...................   1,278,209    21,765     6.76%      1,037,992    19,411     7.42%
                                                    -------     ----                   -------     ----
  Non-interest earning assets........      71,886                             54,048
                                       ----------                         ----------
          Total assets...............   1,350,095                          1,092,040
                                       ==========                         ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Deposits........................     597,111     6,554     4.35%        666,337     8,273     4.93%
     FHLB advances and other
       borrow........................     553,752     7,681     5.50%        233,675     3,553     6.03%
                                       ----------   -------     ----      ----------   -------     ----
          Total interest-bearing
            liabilities..............   1,150,863    14,235     4.91%        900,012    11,826     5.21%
                                                    -------     ----                   -------     ----
  Non-interest bearing liabilities...      89,897                             64,237
                                       ----------                         ----------
          Total liabilities..........   1,240,760                            964,249
                                       ----------                         ----------
  Stockholders' equity...............     109,335                            127,791
                                       ----------                         ----------
          Total liabilities and
            stockholders' equity.....  $1,350,095                         $1,092,040
                                       ==========                         ==========
Net interest rate spread.............               $ 7,530     1.85%                  $ 7,585     2.21%
                                                    =======     ====                   =======     ====
Net interest margin..................                           2.34%                              2.90%
                                                                ====                               ====
Ratio of interest-earning assets to
  interest-bearing liabilities.......      111.07%                            115.33%
                                       ==========                         ==========

GENERAL

     Net income was $2.2 million for the three months ended December 31, 1998, compared to $1.9 million for the three months ended December 31, 1997. The $255,000, or 13.2%, increase in net income for the three months ended December 31, 1998, was the result of a $142,000 decrease in income before income tax expense being offset by a $397,000 decrease in income tax expense.

INTEREST INCOME

     Interest and dividend income for the three months ended December 31, 1998 was $21.8 million, compared to $19.4 million for the three months ended December 31, 1997, an increase of $2.4 million, or 12.1%. The increase in interest and dividend income is primarily attributable to a $240.2 million increase in average interest-earning assets which increased to $1.278 billion for the three months ended December 31, 1998 from $1.038 billion for the three months ended December 31, 1997. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances and other borrowings. The increase in average interest-earning assets was accompanied by a 66 basis point decrease in the average yield from 7.42% for the three months ended December 31, 1997 to 6.76% for the three months ended December 31, 1998. This decline was primarily the result of the Company's continuing wholesale growth strategy. This strategy involves the purchase of mortgage-backed securities funded on a matched basis by wholesale liabilities with a marginal spread below that of the Company's core retail business. Income generated from this strategy had a positive impact on the Company's return on equity and earnings per share.

     Interest income on loans receivable, net and mortgage loans held for sale for the three months ended December 31, 1998 decreased by $1.1 million, or 6.5%, to $16.0 million from $17.1 million for the three months ended December 31, 1997. This decrease in income was attributable to a decrease of $31.6 million in the average loan balance and a 24 basis point decrease in the yield on loans receivable and mortgage loans held for sale. The decrease in yield was attributable to prepayments of fixed-rate portfolio mortgages, recent drops in the Prime rate, and lower interest rates on loans originated for portfolio.

     Interest and dividend income from investment securities and Federal Home Loan Bank stock was $963,000 for the three months ended December 31, 1998, compared to $708,000 for the comparable three months in 1997. The average yield on investment securities decreased by 111 basis points during the three months ended December 31, 1998 versus the three months ended December 31, 1997, primarily due to increased equity investments at the holding company, short-term investments in commercial paper, and lower market interest rates. Investment securities increased by $27.4 million to an average of $70.3 million during the three months ending December 31, 1998 from $42.9 million during the three months ended December 31, 1997.

     Interest on mortgage-backed securities (MBS) for the three months ended December 31, 1998 increased by $3.2 million to $4.8 million, compared to $1.6 million for the same three months in 1997. This increase in income is attributable to a $244.4 million increase in the average MBS balance, partially offset by a 48 basis point decrease in the average yield, from 5.90% to 5.42%, for the three months ended December 31, 1998 versus the three months ended December 31, 1997, respectively. This reduction in yield was primarily the result of lower rate resets on adjustable-rate MBS, and faster, refinance-related prepayments on higher coupon, premium MBS.

INTEREST EXPENSE

     Interest expense for the three months ended December 31, 1998 was $14.2 million, compared to $11.8 million for the three months ended December 31, 1997, an increase of $2.4 million, or 20.4%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $250.9 million, or 27.9%, to $1.151 billion for the three months ended December 31, 1998, from $900.0 million for the three months ended December 31, 1997. The average cost of funds fell 30 basis points to 4.91% from 5.21% during this period. Average deposits declined $69.2 million, or 10.4%, from $666.3 million during the three months ended December 31, 1997 to $597.1 million during the three months ended December 31, 1998. During this time period, the cost of deposits fell 58 basis points due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew 137% to $553.8 million during the three months ended December 31, 1998 versus $233.7 million during the same period in 1997. The cost of Federal Home Loan Bank advances and other borrowings fell 53 basis points during this time period from 6.03% to 5.50%, also because of the decline in the level of market interest rates.

NET INTEREST INCOME

     Net interest income before provision for loan losses decreased $55,000, or 0.7%, to $7.5 million for the three months ended December 31, 1998 from $7.6 million for the three months ended December 31, 1997. Net interest income decreased during this time period primarily because of the Company's stock repurchase activity, which removed $18.5 million of average stockholder's equity and reduced the ratio of interest-earning assets to interest-bearing liabilities. The Company's net interest margin decreased to 2.34% for the three months ended December 31, 1998 from 2.90% for the three months ended December 31, 1997.

PROVISION FOR LOAN LOSSES

     For the three months ended December 31, 1998, the Company's provision for loan losses remained at $300,000. The quarterly provision is based on management's current assessment of the loan loss reserve level, the existing loan portfolio, current market conditions, and the volume and mix of new originations. The current quarterly provision is being allocated to the Commercial loan reserve due to growth of the Commercial loan portfolio. The provision for loan losses and the allowance for loan losses are periodically reviewed by the OTS and FDIC as an integral part of their examination process.

     The allowance for loan losses as a percentage of loans at December 31, 1998 was 1.47% as compared to 1.27% at March 31, 1998, and was 414.7% and 358.8% of non-performing loans at the same time periods, respectively.

NON-INTEREST INCOME

     Non-interest income increased to $2.2 million for the three months ended December 31, 1998 compared to $1.9 million for the three months ended December 31, 1997, an increase of $234,000, or 12.1%. The increase is primarily attributable to $199,000 earnings on the Bank-owned Life Insurance purchased during the quarter, a $308,000 increase in the fair value of investments held by certain employee benefit plans, partially offset by a $134,000 decrease in gains on sale of investments, and $166,000 decrease in the gain on sale of mortgage loans due to generally falling and more volatile market prices throughout the quarter.

NON-INTEREST EXPENSE

     Total non-interest expense increased $321,000, or 5.5%, to $6.2 million for the three months ended December 31, 1998 compared to $5.9 million for the comparable three months in 1997. This increase was primarily caused by a $116,000 increase in expenses related to the Company's conversion and upgrade to a new data processor in fiscal year 1998, a $308,000 increase in the fair value of investments held by certain employee benefit plans, partially offset by a $236,000 decrease in advertising and business promotion resulting from fiscal year 1998's opening of the Company's new banking office, administrative and operations facility in Swansea, Massachusetts and the re-opening of the renovated Downtown Fall River, Massachusetts banking office.

INCOME TAXES

     Income tax expense was $1.0 million for the three months ended December 31, 1998 compared to $1.4 million for the three months ended December 31, 1997, a decrease of $397,000. This decrease was the result of a reduction in pre-tax income, the Company's implementation of tax strategies during the fiscal year, and the purchase of Bank-owned Life Insurance during the three months ended December 31, 1998. The Company's effective tax rate was reduced to 31.9% during the three months ended December 31, 1998 from 42.4% during the three months ended December 31, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND THE NINE MONTHS ENDED DECEMBER 31, 1997

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company for the nine months ended December 31, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                    FOR THE NINE MONTHS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------
                                               1998                                   1997
                                  -------------------------------    ---------------------------------------
                                                          AVERAGE                                AVERAGE
                                   AVERAGE                YIELD/      AVERAGE                    YIELD/
                                   BALANCE     INTEREST    COST       BALANCE     INTEREST        COST
                                  ----------   --------   -------    ----------   --------   ---------------
                                      (DOLLARS IN THOUSANDS)                 (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
     Loans receivable, net and
       Mortgage loans held for
       sale.....................  $  878,603   $49,586     7.49%     $  872,843   $50,422         7.67%
     Investment securities......      63,243     2,721     5.71%         43,405     2,024         6.19%
     Mortgage-backed
       securities...............     295,291    12,351     5.55%         78,510     3,632         6.14%
                                  ----------   -------     ----      ----------   -------         ----
          Total interest-earning
            assets..............   1,237,137    64,658     6.94%        994,758    56,078         7.48%
                                               -------     ----                   -------         ----
  Non-interest earning assets...      68,819                             49,022
                                  ----------                         ----------
          Total assets..........   1,305,956                          1,043,780
                                  ==========                         ==========
Liabilities and stockholders'
  equity:
  Interest-bearing liabilities:
     Deposits...................     621,298    21,282     4.55%        675,269    25,283         4.97%
     FHLB advances and other
       borrow...................     481,385    20,766     5.73%        180,353     8,299         6.11%
                                  ----------   -------     ----      ----------   -------         ----
          Total interest-bearing
            liabilities.........   1,102,683    42,048     5.06%        855,622    33,582         5.21%
                                               -------     ----                   -------         ----
  Non-interest bearing
     liabilities................      89,113                             62,683
                                  ----------                         ----------
          Total liabilities.....   1,191,796                            918,305
                                  ----------                         ----------
  Stockholders' equity..........     114,160                            125,475
                                  ----------                         ----------
          Total liabilities and
            stockholders'
            equity..............  $1,305,956                         $1,043,780
                                  ==========                         ==========
Net interest rate spread........               $22,610     1.88%                  $22,496         2.27%
                                               =======     ====                   =======         ====
Net interest margin.............                           2.43%                                  3.00%
                                                           ====                                   ====
Ratio of interest-earning assets
  to interest-bearing
  liabilities...................      112.19%                            116.26%
                                  ==========                         ==========

GENERAL

     Net income increased $184,000, or 3.4%, to $5.5 million for the nine months ended December 31, 1998 compared to $5.4 million for the nine months ended December 31, 1997. The increase in net income for the nine months ended December 31, 1998, was the result of a $1.1 million decrease in income before income tax expense being offset by a $1.3 million decrease in income tax expense.

INTEREST INCOME

     Interest and dividend income for the nine months ended December 31, 1998 was $64.7 million, compared to $56.1 million for the nine months ended December 31, 1997, an increase of $8.6 million, or 15.3%. The increase in interest and dividend income is primarily attributable to a $242.4 million increase in average interest-earning assets which increased to $1.237 billion for the nine months ended December 31, 1998 from $994.8 million for the nine months ended December 31, 1997. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale which were primarily funded by FHLB advances and other borrowings. The increase in average interest-earning assets was accompanied by a 54 basis point decrease in the average yield from 7.48% for the nine months ended December 31, 1997 to 6.94% for the nine months ended December 31, 1998. This decline was primarily the result of the Company's continuing wholesale growth strategy.

     Interest income on loans receivable, net and mortgage loans held for sale for the nine months ended December 31, 1998 decreased by $836,000, or 1.7%, to $49.6 million from $50.4 million for the same nine months in 1997. Although average loan balances increased by $5.8 million to $878.6 million for the nine months ended December 31, 1998, an 18 basis point decrease in the yield caused the decline in interest income on loans receivable, net and mortgage loans held for sale. The decrease in yield was attributable to prepayments of fixed-rate portfolio mortgages, recent drops in the Prime rate, and lower interest rates on loans originated for portfolio.

     Interest and dividend income from investment securities and Federal Home Loan Bank stock was $2.7 million for the nine months ended December 31, 1998, compared to $2.0 million for the comparable nine months in 1997. The average yield on investment securities decreased by 48 basis points during the nine months ended December 31, 1998 versus the nine months ended December 31, 1997, primarily due to increased equity investments at the holding company, short-term investments in commercial paper, and lower market interest rates. Investment securities increased by $19.8 million to an average of $63.2 million during the nine months ending December 31, 1998 from $43.4 million during the nine months ended December 31, 1997.

     Interest on mortgage-backed securities for the nine months ended December 31, 1998 increased by $8.7 million to $12.4 million, compared to $3.6 million for the same nine months in 1997. This increase in income is attributable to a $216.8 million increase in the average mortgage-backed securities balance, partially offset by a 59 basis point decrease in the average yield, from 6.14% to 5.55%, for the nine months ended December 31, 1998 versus the nine months ended December 31, 1997, respectively. This reduction in yield was primarily the result of lower rate resets on adjustable-rate MBS, and faster, refinance-related prepayments on higher coupon, premium MBS.

INTEREST EXPENSE

     Interest expense for the nine months ended December 31, 1998 was $42.0 million, compared to $33.6 million for the nine months ended December 31, 1997, an increase of $8.5 million, or 25.2%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $247.1 million, or 28.9%, to $1.103 billion for the nine months ended December 31, 1998, from $855.6 million for the nine months ended December 31, 1997. The average cost of funds fell 15 basis points to 5.06% from 5.21% during this period. Average deposits declined $54.0 million, or 8.0%, from $675.3 during the nine months ended December 31, 1997 to $621.3 million during the nine months ended December 31, 1998. During this time period the cost of deposits fell 42 basis points due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew 167% to $481.4 million during the nine months ended December 31, 1998 versus $180.4 million during the same period in 1997. Due to the decline in market interest rates, the cost of Federal Home Loan Bank advances and other borrowings fell 38 basis points during this time period, from 6.11% to 5.73%.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $114,000, or 0.5%, to $22.6 million for the nine months ended December 31, 1998 from $22.5 million for the nine months ended December 31, 1997. Net interest income increased during this time period due to a $242.4 million increase in interest earning assets which was partially offset by the effect of the Company's two stock repurchase programs which removed $11.3 million of average stockholder's equity and reduced the ratio of interest-earning assets to interest-bearing liabilities. The Company's net interest margin decreased to 2.43% for the nine months ended December 31, 1998 from 3.00% for the nine months ended December 31, 1997.

PROVISION FOR LOAN LOSSES

     For the nine months ended December 31, 1998, the Company's provision for loan losses was $900,000 compared to $2.1 million for the same prior year period. The quarterly provision is based on management's current assessment of the loan loss reserve level, the existing loan portfolio, current market conditions, and the volume and mix of new originations. The current quarterly provision is being allocated to the Commercial loan reserve due to growth of the Commercial loan portfolio. The provision for loan losses and the allowance for loan losses are periodically reviewed by the OTS and FDIC as an integral part of their examination process.

     The allowance for loan losses as a percentage of loans at December 31, 1998 was 1.47% as compared to 1.27% at March 31, 1998, and was 414.7% and 358.8% of non-performing loans at the same time periods, respectively.

NON-INTEREST INCOME

     Non-interest income increased to $5.2 million for the nine months ended December 31, 1998 compared to $4.8 million for the nine months ended December 31, 1997, an increase of $411,000, or 8.6%. The increase is primarily attributable to a $382,000 increase in gain on sale of mortgage loans due to increased volume and more favorable secondary market conditions during the first half of fiscal year 1999, a $144,000 increase in service charges, $199,000 earnings on Bank-owned Life Insurance, and a $153,000 increase in the fair value of investments held by certain employee benefit plans. Partially offsetting these increases are a $544,000 decrease in loan servicing income due to an increase in the valuation allowance for mortgage servicing rights during the first half of fiscal year 1999, and a $156,000 decrease in gain on sale of investments.

NON-INTEREST EXPENSE

     Total non-interest expense increased $2.8 million, or 17.6%, to $18.6 million for the nine months ended December 31, 1998 compared to $15.8 million for the comparable nine months in 1997. This increase was primarily caused by a $1.3 million increase in compensation and benefits related to increased staffing for new banking offices and an increase in loan origination volume, an $826,000 increase in office occupancy and equipment related to increased depreciation on building and equipment for new and recently renovated banking offices and the new administrative and operations facility, and a $544,000 increase in other operating expenses. The increase in other operating expenses was the result of an increase in the fair value of investments held by certain employee benefit plans, additional consulting fees, as well as additional costs for telephone, postage, and supplies as a result of increased loan origination activity.

INCOME TAXES

     Income tax expense was $2.8 million for the nine months ended December 31, 1998 compared to $4.1 million for the nine months ended December 31, 1997, a decrease of $1.3 million. This decrease was the result of a reduction in pre-tax income, the Company's implementation of tax strategies during the fiscal year, and the purchase of Bank-owned Life Insurance during the nine months ended December 31, 1998. The Company's effective tax rate was reduced to 33.7% during the nine months ended December 31, 1998 from 43.4% during the nine months ended December 31, 1997.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk affecting the Company is interest-rate risk. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. The Company seeks to manage the volatility of earnings and net portfolio value in response to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally twelve years or less) fixed-rate, one- to four-family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; (3) investing primarily in adjustable-rate and short duration fixed-rate mortgage securities; and (4) reducing the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and longer-term FHLB advances to replace rate sensitive deposits and to fund asset growth.

     In addition, the Company has engaged in two interest rate swap agreements to synthetically lengthen its liability maturities. At December 31, 1998, the Company maintained two off-balance sheet interest rate swap positions ("swaps") with notional principal balances totaling $50 million. These positions require the Company to pay a long term fixed rate that was set at the time the position was established, and requires the swap's counter party to pay the Company a short-term rate that resets semi-annually based on the 6 month London Interbank Offer Rate (LIBOR). This position is a hedge to the Company's natural source of short-term funds. The net differential to be paid or received is treated as an adjustment to deposit interest expense. The remaining terms of these swaps were approximately 3 and 4 years at December 31, 1998.

     The Company continues to follow its practice of selling the majority of fixed-rate mortgage loans while generally retaining the servicing rights. In conjunction with this mortgage banking activity, the Company uses forward contracts to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity.

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

     At December 31, 1998, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year) as a percentage of total assets, was a positive 7.06% versus a negative 3.19% at March 31, 1998. Accordingly, during a period of rising interest rates, the Company's interest-earning assets would tend to reprice upward at a faster rate than its interest-bearing liabilities, which, consequently, could positively affect the Company's net interest income. During a period of falling interest rates, the Company's interest-earning assets would reprice downward at a faster rate than its interest-bearing liabilities which, consequently, could negatively affect the Company's net interest income.

     This shift from modest short-term (one year) liability-sensitivity to modest asset-sensitivity is the consequence of several factors, including: the Company's increased investment in adjustable rate mortgage-backed securities; an increase in Prime rate loans; a redistribution of maturing FHLB advances into longer term maturities during a recent heavy repricing period; and an increase in projected mortgage prepayment rates which accelerates mortgage maturities in the Company's gap model. As is discussed in the following section, if rates were to rise, prepayment rates would likely slow, causing an extension of mortgage maturities that could shift the gap profile back negative. The Company's longer-term exposure to interest-rate risk, as measured by the three year cumulative interest rate gap, remained relatively stable and closely balanced at a positive 1.03% on December 31, 1998 versus a negative 1.60% at March 31, 1998.

     Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

     The Company's interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates. The Company monitors the change in estimated NPV versus limits imposed by the Company's Board of Directors, and as of December 31, 1998, was in full compliance with those limits. See the Company's Form 10-K for the year ended March 31, 1998 for detailed gap and NPV tables.

     As in the case with the Gap Table, certain short-comings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented incorporates an assumption that the composition of the Company=s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

     (a) Exhibits:

 3.1  Certificates of Incorporation of FIRSTFED AMERICA BANCORP, INC.(1)

 3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)

 4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)

10.1  Amended and restated FIRSTFED AMERICA, INC. 1997 Stock-based Incentive
Plan

10.2  FIRSTFED AMERICA, INC. 1998 Stock Option Plan(2)

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

Date:  February 12, 1999
                                          /s/ ROBERT F. STOICO

                                          --------------------------------------
                                          President and Chief Executive Officer
                                          and
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date:  February 12, 1999
                                          /s/ EDWARD A. HJERPE III

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