Form 10-K405
period 1999-03-31
FIRSTFED AMERICA BANCORP INC
filed 1999-06-29
CIK 1023640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 1999

                         Commission File No.: 1-12305

                        FIRSTFED AMERICA BANCORP, INC.
            (exact name of registrant as specified in its charter)

              DELAWARE                                 04-3331237
                                              (IRS Employer Identification)
    (State or other jurisdiction
  of incorporation or organization)

                ONE FIRSTFED PARK, Swansea, Massachusetts 02777
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (508) 679-8181
          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of class)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $84.9 million and is based upon the last sales price as listed on The American Stock Exchange for June 15, 1999.

  The number of shares of Common Stock outstanding as of June 15, 1999 is 7,092,030.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1999 are incorporated by reference into Part II of this Form 10-K.

  Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
PART I....................................................................   1
  Item 1. Business. ......................................................   1
  Additional Item. Executive Officers of the Registrant...................  33
  Item 2. Properties......................................................  33
  Item 3. Legal Proceedings...............................................  34
  Item 4. Submission of Matters to a Vote of Security Holders.............  34
PART II...................................................................  35
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................  35
  Item 6. Selected Financial Data.........................................  35
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  35
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  35
  Item 8. Financial Statements and Supplementary Data.....................  35
  Item 9. Change In and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  35
PART III..................................................................  36
  Item 10. Directors and Executive Officers of the Registrant.............  36
  Item 11. Executive Compensation.........................................  36
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  36
  Item 13. Certain Relationships and Related Transactions.................  36
PART IV...................................................................  36
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
           K..............................................................  36
SIGNATURES................................................................  39

                                    PART I

Item 1. Business.

General

  FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form. The conversion was completed on January 15, 1997. At March 31, 1999, the Company had consolidated total assets of $1.393 billion and total stockholders' equity of $103.0 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

  The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally-chartered savings and loan association in 1959. In 1983, the Bank became a federally-chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage banking activities to its operations. The Company conducts business from its administrative and operations offices located in Swansea, Massachusetts and its 14 banking offices located in the municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, Swansea and Taunton, Massachusetts and Pawtucket, East Providence, Warwick, and Cranston, Rhode Island, and its five loan origination centers located in Yarmouth, Auburn, Agawam and Burlington, Massachusetts and East Greenwich, Rhode Island.

  The Company's principal business has been and continues to be attracting retail and business deposits in the areas surrounding its banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in residential, commercial, and consumer loans and mortgage-backed securities ("MBS"). Through its 14 banking offices and five loan origination offices, the Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to loans sold. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loan portfolios, and interest and dividends on its investment and mortgage-backed securities and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank ("FHLB") advances and other borrowings. In January, 1999 the Company formed the FIRSTFED INSURANCE AGENCY, LLC ("Agency"). The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. At the time of conversion, the Company's Board of Directors authorized management to establish a trust services department to provide future trust services to customers. To date, the trust services department has not been established. The establishment of additional banking offices and trust services by the Company would result in additional capital expenditures and other costs associated with the establishment of such banking offices and services which the Company has not yet currently estimated.

  The Company's and Bank's executive offices are located at ONE FIRSTFED PARK, Swansea Mall Drive, Swansea, Massachusetts 02777. The telephone number is
(508) 679-8181.

  Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by referenced from
Item 7 herein.

Market Area and Competition

  The Company is a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's deposit gathering is concentrated in the communities surrounding its 14 full service banking offices located in the Southeastern Massachusetts municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, Swansea and Taunton, and the Rhode Island municipalities of Pawtucket, East Providence, Warwick, and Cranston. The Company also maintains loan origination centers in the municipalities of Yarmouth, Auburn, Agawam and Burlington, Massachusetts and East Greenwich, Rhode Island. The Company primarily invests in loans secured by first or second mortgages on properties located in Southern New England and in AAA-rated mortgage-backed securities.

  The Company's main banking office is located in Fall River, Massachusetts. Fall River is located in the Southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Company's 14 banking offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River and New Bedford, Massachusetts and Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

  While the economy in Southeastern New England has generally been positive in recent years, the area still lags behind the rest of New England and the rest of the nation. Unemployment rates in the Providence-Fall River area and in New Bedford are currently higher than the national and state averages but have improved from the mid-1990s. Small businesses, service firms and tourism form the backbone of the region's economy. Cuts to the defense industry, changes in the costume jewelry industry and uncertainty in the technology industry have resulted in decreased employment opportunities in the region. However, many significant employers, such as The Acushnet Company, Fidelity Investments, Textron, American Power Conversion, Globe Manufacturing, Cherry Semiconductor and Hasbro are located in the region.

  The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Some of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from local savings, cooperative and commercial banks and credit unions. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. In the areas of Fall River and Rhode Island, the Company has experienced significant competition from credit unions which have a competitive advantage because they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

  From the mid-1980s through the early 1990s, the Bank's operating strategy was to control growth while building its loan servicing portfolio and the resultant fee income. As part of this strategy, the Bank increased market share through its mortgage banking activities. Interest-rate risk was managed by generally retaining all adjustable rate one- to four-family loans and selling all longer term fixed-rate one- to four-family loans in the secondary market on a servicing retained basis. Beginning in 1993, the Bank began to focus more heavily on building its loan and deposit franchise and increasing its level of interest-earning assets and retail deposits. At that time, the Bank began to expand its franchise in its existing market area and other areas in Southeastern Massachusetts and Rhode Island through the establishment of de novo banking offices and new loan origination facilities. Since 1994, the Bank has opened seven new banking offices in Seekonk, Swansea and New Bedford, Massachusetts and East Providence, Pawtucket, Warwick and Cranston, Rhode Island and one new loan origination office in Burlington, Massachusetts. In addition, the Company opened a new centralized administrative and operations center in October, 1997 in Swansea, Massachusetts. Pursuant to this expansion strategy, the Company is currently seeking new banking offices within its primary market areas as well as considering sites for loan production offices within its existing market area and Connecticut.

Lending Activities

  Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At March 31, 1999, total loans receivable was $787.4 million, of which $583.7 million were one- to four-family residential mortgage loans, or 74.1% of the Company's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $3.1 million of multi-family residential loans, or .4% of total loans receivable; $38.8 million of commercial real estate loans, or 4.9% of total loans receivable; $31.7 million of construction and land loans, or 4.0% of total loans receivable; $56.2 million of commercial loans, or 7.1% of total loans receivable; and $74.0 million of consumer loans, or 9.4% of total loans receivable, consisting of $25.5 million of home equity lines of credit, $40.6 million of second mortgages and $7.9 million of other consumer loans. After including allowance for loan losses, undisbursed proceeds of construction mortgages in process, and deferred loan origination fees, loans receivable, net was $766.7 million at March 31, 1999. At that same date, 47.8% of the Company's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index. The Company had $52.3 million of mortgage loans held for sale at March 31, 1999, consisting of one- to four-family fixed-rate mortgage loans.

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

                                                                At March 31,
                          ----------------------------------------------------------------------------------------------
                                1999               1998               1997               1996               1995
                          ------------------ ------------------ ------------------ ------------------ ------------------
                                    Percent            Percent            Percent            Percent            Percent
                           Amount   of Total  Amount   of Total  Amount   of Total  Amount   of Total  Amount   Of Total
                          --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
                                                           (Dollars in thousands)
Mortgage Loans:
 Residential:
 One- to four-family....  $583,692    74.13% $691,675    79.68% $666,942    82.08% $531,849    81.63% $405,747    79.20%
 Multi-family...........     3,082      .39     3,899      .45     4,416      .54     4,703      .72     5,157     1.00
 Commercial real
  estate................    38,760     4.92    45,723     5.27    33,057     4.07    23,368     3.59    19,968     3.90
 Construction and land..    31,671     4.02    27,145     3.13    23,919     2.95    25,297     3.88    26,337     5.14
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
  Total mortgage loans..   657,205    83.46   768,442    88.53   728,334    89.64   585,217    89.82   457,209    89.24
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
Commercial..............    56,196     7.14    26,689     3.07    20,062     2.47    14,473     2.22    12,756     2.49
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
Consumer Loans:
 Home equity lines......    25,482     3.24    26,252     3.02    25,021     3.08    27,995     4.30    29,373     5.73
 Second mortgages.......    40,630     5.16    38,862     4.48    32,122     3.95    18,064     2.77     9,111     1.78
 Other consumer loans...     7,872     1.00     7,828      .90     6,985      .86     5,813      .89     3,874      .76
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
  Total consumer loans..    73,984     9.40    72,942     8.40    64,128     7.89    51,872     7.96    42,358     8.27
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
  Total loans
   receivable...........   787,385   100.00%  868,073   100.00%  812,524   100.00%  651,562   100.00%  512,323   100.00%
                                     ======             ======             ======             ======             ======
 Less:
 Allowance for loan
  losses................   (12,016)           (10,937)            (8,788)            (5,607)            (4,239)
 Undisbursed proceeds of
  construction mortgages
  in process............    (7,903)            (7,164)            (5,274)            (6,568)            (5,511)
 Deferred loan
  origination fees,
  net...................      (779)            (1,420)            (2,107)            (1,795)            (2,596)
                          --------           --------           --------           --------           --------
 Loans receivable, net..   766,687            848,552            796,355            637,592            499,977
 Mortgage loans held for
  sale..................    52,334             84,867             23,331             17,747              6,816
                          --------           --------           --------           --------           --------
  Loans receivable, net
   and mortgage loans
   held for sale........  $819,021           $933,419           $819,686           $655,339           $506,793
                          ========           ========           ========           ========           ========

  Loan Maturity. The following table shows the remaining contractual maturity of the Company's loans at March 31, 1999. The table does not include the effect of future principal prepayments.

                                                  At March 31, 1999
                         --------------------------------------------------------------------
                         One- to         Commercial
                          Four-   Multi-    Real    Construction                      Total
                          Family  Family   Estate     and Land   Commercial Consumer  Loans
                         -------- ------ ---------- ------------ ---------- -------- --------
                                                (Dollars in thousands)
Amounts due:
 One year or less....... $    409 $  --   $ 6,221     $17,528     $16,987   $25,863  $ 67,008
                         -------- ------  -------     -------     -------   -------  --------
 After one year:
 More than one year to
  three years...........    2,297     22    9,685          17       9,127     4,748    25,896
 More than three years
  to five years.........   13,209    110   12,931          25      21,978    10,999    59,252
 More than five years
  to 10 years...........  101,414    710    6,958         358       7,561    15,427   132,428
 More than 10 years to
  20 years..............  182,347  1,283    2,489       8,765         543    13,803   209,230
 More than 20 years.....  284,016    957      476       4,978         --      3,144   293,571
                         -------- ------  -------     -------     -------   -------  --------
 Total due after one
  year..................  583,283  3,082   32,539      14,143      39,209    48,121   720,377
                         -------- ------  -------     -------     -------   -------  --------
 Total amount due....... $583,692 $3,082  $38,760     $31,671     $56,196   $73,984   787,385
                         ======== ======  =======     =======     =======   =======
  Less:
   Allowance for loan
    losses..............                                                              (12,016)
   Undisbursed proceeds
    of construction mort-
    gages in process....                                                               (7,903)
   Deferred loan origi-
    nation fees, net....                                                                 (779)
                                                                                     --------
 Loans receivable,
  net...................                                                             $766,687
                                                                                     ========

  The following table sets forth, at March 31, 1999, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                      Due After March 31, 2000
                                                    ----------------------------
                                                     Fixed   Adjustable  Total
                                                    -------- ---------- --------
                                                       (Dollars in thousands)
Mortgage loans:
  One- to four-family.............................. $311,760  $271,523  $583,283
  Multi-family.....................................      189     2,893     3,082
  Commercial real estate...........................   28,987     3,552    32,539
  Construction and land............................    1,616    12,527    14,143
                                                    --------  --------  --------
    Total mortgage loans...........................  342,552   290,495   633,047
Commercial loans...................................   35,145     4,064    39,209
Consumer loans.....................................   48,121       --     48,121
                                                    --------  --------  --------
    Total loans.................................... $425,818  $294,559  $720,377
                                                    ========  ========  ========

  Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its 14 banking offices and five loan origination centers and through a network of approximately 65 active loan correspondents, wholesale loan brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through loan correspondents are underwritten by the Company pursuant to the Company's policies and procedures. For the fiscal year ended March 31, 1999, the Company's loan correspondents originated $371.5 million in loans. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

  Generally, all loans originated by the Company are originated for investment with the exception of longer-term fixed-rate one- to four-family mortgage loans. While the Company has in the past, from time to time, retained fixed-rate one- to four-family loans and sold adjustable-rate one-to four-family loans, it is the general policy of the Company to sell substantially all of the one- to four-family fixed-rate mortgage loans with maturities over 12 years that it originates and to retain substantially all fixed-rate loans with maturities of up to 12 years and all adjustable-rate one- to four-family mortgage loans which it originates. The one- to four-family loan products currently originated for sale by the Company include a variety of mortgage loans which conform to the underwriting standards specified by the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming loans") and, to a lesser extent, loans which do not conform to FNMA or FHLMC standards due to loan amounts ("jumbo loans"), or which otherwise vary from agency underwriting standards. The Company also sells all mortgage loans insured by the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). All one- to four-family loans sold by the Company are sold pursuant to master commitments negotiated with FNMA, FHLMC and other investors to purchase loans meeting such investors' defined criteria. Although the Company has entered into master commitment contracts, such contracts generally do not require the purchasers to buy or the Company to deliver a specific amount of mortgage loans.

  The Company currently sells substantially all longer-term fixed-rate conforming mortgage loans it originates to FNMA and FHLMC. Sales of loans are made without recourse to the Company in the event of default by the borrower, except, in the case of VA loans, which are subject to limitations on the VA's loan guarantees. The Company generally retains the servicing rights on the mortgage loans sold to FNMA and FHLMC but generally sells all VA, FHA, long-term jumbo loans and non-conforming loans to institutional investors on a servicing released basis.

  Between the time the Company issues loan commitments and the time such loans or the securities into which they are converted are sold, the Company is exposed to movements in the market price due to changes in market interest rates. The Company manages this risk by utilizing forward cash sales of loans or mortgage-backed securities primarily to FNMA and FHLMC (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, the Company attempts to cover between 60% and 70% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments the Company will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates of closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan origination and purchases and management's estimates can expose the Company to losses. If the Company is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Company may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Company will be successful in its effort to minimize interest-rate risk between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 1999, the Company had $71.0 million of forward sales commitments.

  At March 31, 1999, the Company was servicing its portfolio of $819.0 million of loans receivable, net and mortgage loans held for sale and $1.564 billion of loans for others, primarily consisting of conforming fixed-rate loans sold by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. The gross servicing fee income from loans originated and purchased is generally .25 to .38% of the total balance of the loan serviced.

  During the fiscal years ended March 31, 1999 and March 31, 1998, the Company originated $664.0 million and $463.8 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $63.8 million and $136.2 million, respectively, were retained by the Company. The fixed-rate loans retained by the Company consisted primarily of loans with terms of 12 years or less. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") as amended by SFAS No. 125, pursuant to which the value of servicing rights are recognized as an asset of the Company. The book value of this asset at March 31, 1999, net of amortization, was $6.5 million.

  The Company has, in the past, from time to time, purchased loans or participations in loans, primarily one- to four-family mortgage loans, and had $4.5 million of purchased loans at March 31, 1999. Purchases of loans from correspondent financial institutions are underwritten pursuant to the Company's policies and are closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities. At March 31, 1999, the Company had $52.3 million in mortgage loans held for sale consisting of fixed-rate one- to four-family loans.

  The following table sets forth the Company's loan originations, participations, sales and principal repayments for the periods indicated:

                                             For the Year Ended March 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
                                                (Dollars in thousands)
Beginning balance(1)...................... $  933,419  $  819,686  $  655,339
Loans originated:
  Mortgage loans:
    One- to four-family...................    663,999     463,765     421,088
    Multi-family..........................        --          220         189
    Commercial real estate................     31,601      25,599      17,809
    Construction and land.................     36,985      32,677      27,316
                                           ----------  ----------  ----------
      Total mortgage loans................    732,585     522,261     466,402
                                           ----------  ----------  ----------
  Commercial..............................     19,851      11,539      11,316
                                           ----------  ----------  ----------
  Consumer loans:
    Home equity lines.....................     17,185      13,537       5,516
    Second mortgages......................     20,869      19,224      21,636
    Other consumer loans..................      6,028       3,794       2,956
                                           ----------  ----------  ----------
      Total consumer loans................     44,082      36,555      30,108
                                           ----------  ----------  ----------
  Total loans originated..................    796,518     570,355     507,826
                                           ----------  ----------  ----------
      Total...............................  1,729,937   1,390,041   1,163,165
Less:
  Principal repayments and other, net.....   (277,623)   (188,899)   (124,482)
  Loan charge-offs, net...................       (121)       (201)       (569)
  Proceeds from sale of mortgage loans....   (632,737)   (266,109)   (217,591)
  Transfer of mortgage loans to REO.......       (435)     (1,413)       (837)
                                           ----------  ----------  ----------
Loans receivable, net and mortgage loans
 held for sale............................    819,021     933,419     819,686
  Mortgage loans held for sale............    (52,334)    (84,867)    (23,331)
                                           ----------  ----------  ----------
Ending balance, loans receivable, net..... $  766,687  $  848,552  $  796,355
                                           ==========  ==========  ==========

--------
(1) Includes mortgage loans held for sale.

  One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one- to four-family residences with maturities of up to 30 years. Substantially all of such loans are secured by property located in Southern New England. Loan originations are generally obtained from the Company's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At March 31, 1999, residential one- to four-family mortgage loans totaled $583.7 million, or 74.1% of the Company's total loans receivable. Of the Company's one-to-four family residential mortgage loans, $312.2 million, or 53.5%, were fixed-rate loans and $271.5 million, or 46.5%, were adjustable-rate loans.

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

  Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as manufacturing, office buildings, retail facilities, recreation facilities, or apartment buildings located in the Company's primary market area. To a lesser extent, the Company originates construction, acquisition and development loans to experienced developers known to the

Company for the construction of residential or commercial developments. The Company's commercial real estate underwriting policy provides that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property. Commercial real estate lending is limited by the Bank's regulatory loans-to-one borrower limit which at March 31, 1999 was $15.4 million. The Company currently originates commercial real estate loans, generally with terms of up to 10 years and amortizations of up to 20 years with the outstanding balance due and payable at the end of the loan term. The Company's adjustable-rate loans generally have interest rates that adjust daily and are indexed to the prime rate of interest. In reaching its decision on whether to make a commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. In addition, environmental assessments are generally required for all commercial real estate loans in excess of $500,000. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Company may waive a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the down payment, and other mitigating circumstances. The Company's commercial real estate loan portfolio at March 31, 1999 was $38.8 million, or 4.9% of total loans receivable. At March 31, 1999, the largest commercial real estate loan in the Company's portfolio had an outstanding principal balance of $2.0 million.

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

  Commercial Lending. The Company also originates commercial loans to businesses generally operating in the Company's primary market area. Such loans are generally secured by equipment, inventory, accounts receivable, and real estate, in the case of owner-occupied commercial property where repayment is significantly dependent on the underlying business. The Company offers commercial loans in the form of term loans and lines of credit. Term loans are generally offered with either fixed or adjustable rates of interest and terms of up to ten years. Most term loans fully amortize during the term of such loan. Business lines of credit generally have terms of one-year and are indexed to the Company's prime rate of interest or the prime rate as published in The Wall Street Journal. These lines of credit are renewable annually.

  In making commercial loans, the Company considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Company's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, on an exception basis, personal guarantees may be waived on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Company's largest commercial loan at March 31, 1999 was a $2.0 million line of credit of which no funds were advanced at March 31, 1999. At such date, the Company had $16.1 million of unadvanced commercial lines of credit. At March 31, 1999, the Company had $56.2 million of commercial loans which amounted to 7.1% of the Company's total loans receivable.

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

  Multi-Family Lending. The Company originates adjustable-rate multi-family mortgage loans generally secured by five to 12 unit residential apartment buildings located in the Company's primary market area. Such loans adjust annually, have a 25 year term and are indexed to the one year FHLB advance rate. As a result of uncertain market conditions in its primary market area, the Company currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 60% of the appraised value of the underlying property. The maximum amount of a multi-family loan is limited by the Company's loans-to-one borrower limit which, at March 31, 1999, was $15.4 million.

  When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. All multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. The Company's multi-family loan portfolio at March 31, 1999, totaled $3.1 million, or .4% of total loans receivable. At March 31, 1999, the Company had no multi-family loans with an outstanding carrying balance in excess of $150,000.

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

  Construction and Land Lending. The Company originates construction and land loans primarily for the development of single-family residences. Such loans are made principally to individuals building their primary residence and, to a lesser extent, to licensed and experienced developers known to the Company in its primary market area for the construction of single-family developments. The Company generally does not originate loans secured by raw land. In the case of construction and land mortgage loans to individuals building their primary residence, such loans are originated in amounts up to 90% of the appraised value of the property, as improved. Construction and land loans to commercial developers are originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Proceeds of construction and land loans are disbursed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Company's largest construction and land loan at March 31, 1999 was a performing loan with a $600,000 carrying balance secured by a single-family home located in Shrewsbury, Massachusetts. At March 31, 1999, the Company had $31.7 million of construction and land loans which amounted to 4.0% of the Company's total loans receivable.

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

  Consumer Lending. Consumer loans at March 31, 1999 amounted to $74.0 million, or 9.4% of the Company's total loans receivable, and consisted primarily of home equity lines of credit and second mortgage loans, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

  The Company offers two types of home equity loans: a variable-rate "open-end line of credit" and a fixed-rate "second mortgage". Substantially all of the Company's home equity loans are secured by second liens on one- to four-family residences located in the Company's primary market area. At March 31, 1999, home equity loans totaled $66.1 million, or 8.4% of the Company's total loans and 89.4% of total consumer loans. Home equity lines of credit have variable rates of interest which can generally adjust on a monthly basis. The interest rate on such loans is indexed to the prime rate as reported in The Wall Street Journal and generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loans-to-value ratio ("LTV") on home equity loans is 80%; however, fixed-rate second mortgage loans up to $50,000 and lines of credit up to $25,000 can have an LTV of up to 100% on the property as long as other underwriting criteria are satisfied. At March 31, 1999, the Company had $61.9 million of variable-rate home equity lines of credit with an outstanding balance of $25.5 million, which was 3.2% of total loans receivable and 34.4% of total consumer loans. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which vary depending on the amortization period chosen by the borrower. At March 31, 1999, fixed-rate second mortgage loans totaled $40.6 million, or 5.2% of the Company's total loans receivable and 54.9% of total consumer loans. The underwriting standards employed by the Company for home equity lines of credit and second mortgage loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

  The Company also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Unsecured personal loans generally have a maximum borrowing limitation of $10,000 and generally allow a maximum debt ratio (the ratio of debt service to net earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile. At March 31, 1999, personal loans totaled $4.4 million, or 0.6% of the Company's total loans receivable and 5.9% of consumer loans; and automobile loans totaled $3.5 million, or 0.4% of total loans receivable and 4.8% of consumer loans.

  Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 1999, consumer loans 90 days or more delinquent totaled $40,000.

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

  With respect to commercial and commercial real estate loans to borrowers with total credit exposure of up to $600,000, the Board of Directors has authorized the approval of these loans by commercial lending officers of the Company with progressively higher levels of responsibility as the amount of aggregate credit exposure increases. Loans to borrowers with total credit exposure in excess of $600,000 and up to $3 million require the approval of the Commercial Loan Committee and loans to borrowers with total credit exposure in excess of $3 million require the approval of the Board of Directors' Executive Committee. Additionally, the President and CEO has lending authority up to $4 million.

  Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 1999, the loans to one borrower limit was $15.4 million.

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

  When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

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

  The Company's Credit Risk Review Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At March 31, 1999, the Company had $3.9 million of loans designated as Substandard. As of March 31, 1999, the Company had 18 loans totaling $3.2 million designated as Special Mention. These loans are designated as Special Mention because of inherent weaknesses that currently exist but might be correctable in a twelve month cycle. Accordingly, they require additional monitoring. At March 31, 1999, the largest loan designated as Special Mention was a commercial loan with a carrying balance of $723,000, and was secured by all business assets and a mortgage lien.

  The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                             At March 31, 1999                     At March 31, 1998
                   ------------------------------------- -------------------------------------
                       60-89 Days      90 Days or More       60-89 Days      90 Days or More
                   ------------------ ------------------ ------------------ ------------------
                            Principal          Principal          Principal          Principal
                    Number   Balance   Number   Balance   Number   Balance   Number   Balance
                   of Loans of Loans  of Loans of Loans  of Loans of Loans  of Loans of Loans
                   -------- --------- -------- --------- -------- --------- -------- ---------
                                                                (Dollars in thousands)
Mortgage Loans:
 One- to four-
 family..........      6      $283       16     $  971      11      $683       17     $1,073
 Multi-family....    --        --       --         --      --        --         1        101
 Commercial real
 estate..........    --        --         3      1,142       2       176        3      1,199
 Construction and
 land............    --        --         1        117     --        --         2        169
                     ---      ----      ---     ------     ---      ----      ---     ------
 Total mortgage
 loans...........      6       283       20      2,230      13       859       23      2,542
                     ---      ----      ---     ------     ---      ----      ---     ------
Commercial
Loans............      1         9        3        280       1        16        4         74
                     ---      ----      ---     ------     ---      ----      ---     ------
Consumer Loans:
 Home equity
 lines...........      1       162        2         36       1        15        5        425
 Second
 mortgages.......    --        --       --         --        5        59      --         --
 Other consumer
 loans...........      1         1        3          4       4         6        6          7
                     ---      ----      ---     ------     ---      ----      ---     ------
 Total consumer
 loans...........      2       163        5         40      10        80       11        432
                     ---      ----      ---     ------     ---      ----      ---     ------
 Total loans
 (1).............      9      $455       28     $2,550      24      $955       38     $3,048
                     ===      ====      ===     ======     ===      ====      ===     ======
 Delinquent loans
 to loans
 receivable,
 net.............             0.06%               0.33%             0.11%               0.36%
                             At March 31, 1997
                   -------------------------------------
                       60-89 Days      90 Days or More
                   ------------------ ------------------
                            Principal          Principal
                    Number   Balance   Number   Balance
                   of Loans of Loans  of Loans of Loans
                   -------- --------- -------- ---------
Mortgage Loans:
 One- to four-
 family..........     12     $  525      33     $1,908
 Multi-family....      1        202       2        268
 Commercial real
 estate..........    --         --        1        976
 Construction and
 land............    --         --        2        232
                   -------- --------- -------- ---------
 Total mortgage
 loans...........     13        727      38      3,384
                   -------- --------- -------- ---------
Commercial
Loans............      1         23     --         --
                   -------- --------- -------- ---------
Consumer Loans:
 Home equity
 lines...........      6        180       4        114
 Second
 mortgages.......      3         34       3         95
 Other consumer
 loans...........     10         57       9         69
                   -------- --------- -------- ---------
 Total consumer
 loans...........     19        271      16        278
                   -------- --------- -------- ---------
 Total loans
 (1).............     33     $1,021      54     $3,662
                   ======== ========= ======== =========
 Delinquent loans
 to loans
 receivable,
 net.............              0.13%              0.46%

----
(1) Loans in the 90 days or more column consist of those loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

  Non-Performing Assets. The following table sets forth information regarding non-accrual loans and REO. At March 31, 1999, REO totaled $344,000 consisting of 3 properties, 2 of which were secured by commercial real estate and 1 of which was secured by a multi-family home. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to reverse all accrued interest.

                                                   At March 31,
                                        --------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
                                              (Dollars in thousands)
Non-accrual loans:
  Mortgage loans:
    One- to four-family...............  $  971  $1,073  $1,908  $2,469  $2,501
    Multi-family......................     --      101     268     334      51
    Commercial real estate............   1,142   1,199     976     --       85
    Construction and land.............     117     169     232     --      --
                                        ------  ------  ------  ------  ------
      Total mortgage loans............   2,230   2,542   3,384   2,803   2,637
                                        ------  ------  ------  ------  ------
  Commercial loans....................     280      74     --       87     --
                                        ------  ------  ------  ------  ------
  Consumer loans:
    Home equity lines.................      36     425     114     956     386
    Second mortgages..................     --      --       95     196     --
    Other consumer loans..............       4       7      69       3      10
                                        ------  ------  ------  ------  ------
      Total consumer loans............      40     432     278   1,155     396
                                        ------  ------  ------  ------  ------
      Total nonaccrual loans..........   2,550   3,048   3,662   4,045   3,033
Real estate owned, net(1).............     344     595     665     643     296
                                        ------  ------  ------  ------  ------
      Total non-performing assets.....  $2,894  $3,643  $4,327  $4,688  $3,329
                                        ======  ======  ======  ======  ======
Allowance for loan losses as a percent
 of loans(2)..........................    1.54%   1.27%   1.09%   0.87%   0.84%
Allowance for loan losses as a percent
 of non-performing loans(3)...........  471.22% 358.83% 239.98% 138.62% 139.76%
Non-performing loans as a percent of
 loans(2)(3)..........................    0.33%   0.35%   0.45%   0.63%   0.60%
Non-performing assets as a percent of
 total assets(4)......................    0.21%   0.28%   0.44%   0.65%   0.59%

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

  At March 31, 1999 and March 31, 1998, total impaired loans were $1.6 million and $1.5 million, respectively. At March 31, 1999, impaired loans of $1.6 million required an impairment allowance of $919,000. All impaired loans have been measured using the fair value of the collateral method. During the fiscal year ended March 31, 1999, the average recorded value of impaired loans was $1.5 million. For these loans, $122,000 of interest income was recognized while $227,000 of interest income would have been recognized under the original terms.

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, the OTS and FDIC, as an integral part of their examination process, periodically review the Company's allowance for loan losses. The OTS and FDIC may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 1999, the Company's allowance for loan losses was 1.54% of total loans receivable as compared to 1.27% as of March 31, 1998. The increase in allowance for loan losses of $1.1 million reflects management's assessment of the loan portfolio and its composition. The Company had non-accrual loans of $2.6 million and $3.0 million at March 31, 1999 and March 31, 1998, respectively. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those assumed by management to determine the current level of the allowance for loan losses.

  The following table sets forth activity in the Company's allowance for loan losses for the years set forth in the following table.

                                       At or For the Year Ended March 31,
                                      ----------------------------------------
                                       1999     1998     1997    1996    1995
                                      -------  -------  ------  ------  ------
                                             (Dollars in thousands)
Balance at beginning of year......... $10,937  $ 8,788  $5,607  $4,239  $3,964
Provision for loan losses............   1,200    2,350   3,750   2,626     653
Charge-offs:
  Mortgage loans:
    One- to four-family..............      12      188     331     218     168
    Multi-family.....................     --       --       82     --      --
    Commercial real estate...........     --       --      --      967      25
    Construction and land............     --       --      --      --      --
  Commercial loans...................      74      --       87     --       15
  Consumer loans:
    Home equity lines................      30      --      116      68     113
    Second mortgages.................       9       15      10     --      --
    Other consumer loans.............      13        9      11      35      79
                                      -------  -------  ------  ------  ------
      Total..........................     138      212     637   1,288     400
Recoveries...........................      17       11      68      30      22
                                      -------  -------  ------  ------  ------
Balance at end of year............... $12,016  $10,937  $8,788  $5,607  $4,239
                                      =======  =======  ======  ======  ======
Ratio of net charge-offs during the
 year to average loans outstanding
 during the year.....................    0.01%    0.02%   0.07%   0.23%   0.08%
                                      =======  =======  ======  ======  ======

  The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                                 At March 31,
                   -------------------------------------------------------------------------------------------------------------
                              1999                        1998                        1997                       1996
                   --------------------------- --------------------------- -------------------------- --------------------------
                                      Percent                     Percent                    Percent                    Percent
                                      of Loans                    of Loans                   of Loans                   of Loans
                           Percent of in Each          Percent of in Each         Percent of in Each         Percent of in Each
                           Allowance  Category         Allowance  Category        Allowance  Category        Allowance  Category
                            to Total  to Total          to Total  to Total         to Total  to Total         to Total  to Total
                   Amount  Allowance   Loans   Amount  Allowance   Loans   Amount Allowance   Loans   Amount Allowance   Loans
                   ------- ---------- -------- ------- ---------- -------- ------ ---------- -------- ------ ---------- --------
                                                                            (Dollars in thousands)
Mortgages:
 Residential.....  $ 2,517    20.95%    78.54% $ 2,959    27.05%    83.26% $2,769    31.51%    85.57% $2,175    38.79%    86.23%
 Commercial......    2,725    22.68      4.92    3,023    27.64      5.27   2,239    25.48      4.07   1,195    21.31      3.59
                   -------   ------    ------  -------   ------    ------  ------   ------    ------  ------   ------    ------
 Total...........    5,242    43.63     83.46    5,982    54.69     88.53   5,008    56.99     89.64   3,370    60.10     89.82
 Commercial......    3,111    25.89      7.14    1,309    11.97      3.07     932    10.60      2.47     621    11.08      2.22
 Consumer........    1,320    10.99      9.40    1,358    12.42      8.40   1,151    13.10      7.89     829    14.79      7.96
 Unallocated.....    2,343    19.49       --     2,288    20.92       --    1,697    19.31       --      787    14.03       --
                   -------   ------    ------  -------   ------    ------  ------   ------    ------  ------   ------    ------
 Total allowance
 for loan
 losses..........  $12,016   100.00%   100.00% $10,937   100.00%   100.00% $8,788   100.00%   100.00% $5,607   100.00%   100.00%
                   =======   ======    ======  =======   ======    ======  ======   ======    ======  ======   ======    ======
                              1995
                   --------------------------
                                     Percent
                                     of Loans
                          Percent of in Each
                          Allowance  Category
                           to Total  to Total
                   Amount Allowance   Loans
                   ------ ---------- --------
Mortgages:
 Residential.....  $1,223    28.85%    85.34%
 Commercial......   1,265    29.84      3.90
                   ------ ---------- --------
 Total...........   2,488    58.69     89.24
 Commercial......     600    14.16      2.49
 Consumer........     473    11.16      8.27
 Unallocated.....     678    15.99       --
                   ------ ---------- --------
 Total allowance
 for loan
 losses..........  $4,239   100.00%   100.00%
                   ====== ========== ========

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

  The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in AAA-rated mortgage-related securities (consisting of mortgage-backed pass-through securities and collateralized mortgage obligations) and U.S. government and federal agency securities, all of which qualify as liquid assets under the OTS liquidity regulations. As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), the Company designates investment securities as held to maturity, available for sale, or held for trading. The Company generally invests in securities as part of a wholesale leverage strategy as well as to manage interest-rate risk and to maintain liquidity levels deemed appropriate by management. At March 31, 1999, the Company had short-term investments of $14.4 million, or 1.0% of assets, consisting of short-term commercial paper and overnight deposits. As of the same date, the Company also maintained investments in trading securities of $94,000. At March 31, 1999, the Company's investment securities available for sale portfolio totaled $5.6 million, or 0.4% of assets, consisting of marketable equity securities with a fair value of $5.6 million. At March 31, 1999, the Company's investment securities held to maturity portfolio totaled $10.0 million, or 0.7% of assets, consisting of U.S. government securities with a weighted average remaining maturity of 3 months.

  At March 31, 1999, the Company had invested $414.1 million, or 29.7% of assets, in mortgage-backed securities issued by either by the Government National Mortgage Association ("GNMA"), FNMA, FHLMC or by private mortgage security issuers. The portfolio consisted of $408.5 million of mortgage-backed securities classified as available for sale, or 98.6% of total mortgage-backed securities, and $5.6 million of mortgage-backed securities classified as held to maturity, or 1.4% of total mortgage-backed securities. Of the $414.1 million in mortgage-backed securities, $334.9 million were adjustable-rate securities and $79.2 million were fixed-rate securities.

  Of the $334.9 million of adjustable-rate securities, $179.5 million were GNMA one year CMT indexed ARMs with 1% maximum annual rate adjustments and 5% maximum lifetime rate adjustments, $35.9 million were FNMA and FHLMC one year CMT indexed ARMs with initial fixed-rate periods of one to five years, and 2% maximum annual rate adjustments and 6% maximum lifetime rate adjustments, $33.1 million were FNMA and FHLMC Eleventh District Cost of Funds ("COFI") indexed monthly resetting ARMs with no annual rate caps, but with lifetime caps of 9.28% to 13.07%, $57.6 were FNMA and AAA-rated privately issued COFI indexed collateralized mortgage obligation ("CMO") bonds, $16.9 million were GNMA and AAA-rated privately issued LIBOR indexed CMO bonds, and $11.9 million were AAA-rated privately issued CMO bonds with a 5 year initial fixed-rate period that will then be indexed to monthly floating LIBOR.

  Of the $79.2 million of fixed-rate securities, $56.7 million were AAA-rated privately issued CMO bonds with average lives of approximately 5 years or less, $21.4 million were FNMA and FHLMC 7 year securities with approximately 5 years until the required repayment, and $1.1 million were GNMA and FHLMC pass-through securities with an average remaining term of 99 months.

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

  The following table sets forth certain information regarding the amortized cost and fair value of the Company's short-term investments and investment securities at the dates indicated:

                                              At March 31,
                          -----------------------------------------------------
                                1999              1998              1997
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                         (Dollars in thousands)
Short-term investments...  $14,422  $14,422  $   --   $   --   $39,410  $39,410
                           =======  =======  =======  =======  =======  =======
Investment securities:
  Trading:
    Limited Partnership..  $    94  $    94  $   --   $   --   $   --   $   --
  Available for sale:
    Marketable equity
     securities..........    5,660    5,575    1,815    3,701        5      888
    U.S. Government and
     agency obligations..      --       --     4,001    4,011      --       --
                           -------  -------  -------  -------  -------  -------
      Total available for
       sale..............    5,660    5,575    5,816    7,712        5      888
                           -------  -------  -------  -------  -------  -------
  Held to maturity:
    U.S. Government and
     agency obligations..    9,998   10,030   20,490   20,584   20,991   20,958
    Federal Home Loan
     Bank note...........      --       --     2,001    2,001      --       --
                           -------  -------  -------  -------  -------  -------
      Total held to
       maturity..........    9,998   10,030   22,491   22,585   20,991   20,958
                           -------  -------  -------  -------  -------  -------
  Total investment
   securities............  $15,752  $15,699  $28,307  $30,297  $20,996  $21,846
                           =======  =======  =======  =======  =======  =======

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                            At March 31,
                         ----------------------------------------------------------------------------------
                                    1999                        1998                        1997
                         --------------------------- --------------------------- --------------------------
                         Amortized Percent    Fair   Amortized Percent    Fair   Amortized Percent   Fair
                           Cost    of Total  Value     Cost    of Total  Value     Cost    of Total  Value
                         --------- -------- -------- --------- -------- -------- --------- -------- -------
                                                       (Dollars in thousands)
Mortgage-backed
 securities and
 collateralized mortgage
 obligations:
Available for sale:
  Fixed-rate............ $ 78,661    19.0%  $ 78,071 $ 39,922    17.6%  $ 40,411  $32,059    67.5%  $31,732
  Adjustable-rate.......  329,822    79.6    330,380  174,283    76.9    174,732      --      --        --
                         --------   -----   -------- --------   -----   --------  -------   -----   -------
    Total available for
     sale...............  408,485    98.6    408,451  214,205    94.5    215,143   32,059    67.5    31,732
                         --------   -----   -------- --------   -----   --------  -------   -----   -------
Held to maturity:
  Fixed-rate............    1,055      .1      1,127    1,502      .7      1,594    1,953     4.1     2,043
  Adjustable-rate.......    4,553      .3      4,606   10,993     4.8     11,094   13,482    28.4    13,535
                         --------   -----   -------- --------   -----   --------  -------   -----   -------
    Total held to
     maturity...........    5,608      .4      5,733   12,495     5.5     12,688   15,435    32.5    15,578
                         --------   -----   -------- --------   -----   --------  -------   -----   -------
Total mortgage-backed
 securities and
 collateralized mortgage
 obligations............ $414,093   100.0%  $414,184 $226,700   100.0%  $227,831  $47,494   100.0%  $43,310
                         ========   =====   ======== ========   =====   ========  =======   =====   =======

  The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.

                                                         For the Year
                                                       Ended March 31,
                                                  ----------------------------
                                                    1999       1998     1997
                                                  ---------  --------  -------
                                                    (Dollars in thousands)
Beginning balance................................ $ 226,700  $ 47,494  $ 7,248
  Mortgage-backed securities and collateralized-
   mortgage obligations purchased:
    Held to maturity.............................       --        --     9,996
    Available for sale...........................   346,219   201,533   32,061
  Collateralized-mortgage obligations sold.......    (3,883)      --       --
  Collateralized-mortgage obligation maturities..   (19,473)      --       --
  Principal repayments of securities.............  (134,316)  (22,366)  (1,805)
  Net accretion (amortization) of discount
   (premium).....................................    (1,154)       39       (6)
                                                  ---------  --------  -------
Ending balance................................... $ 414,093  $226,700  $47,494
                                                  =========  ========  =======

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of March 31, 1999.

                                                                At March 31, 1999
                         ---------------------------------------------------------------------------------------------------------
                                              More than One         More than Five
                         One Year or Less  Year to Five Years     Years to Ten Years     More than Ten Years           Total
                         ----------------- ---------------------  ---------------------  ---------------------   -----------------
                                  Weighted             Weighted               Weighted               Weighted             Weighted
                         Carrying Average  Carrying     Average   Carrying     Average   Carrying     Average    Carrying Average
                          Value    Yield     Value       Yield      Value       Yield      Value       Yield      Value    Yield
                         -------- -------- ----------  ---------  ----------  ---------  ----------- ---------   -------- --------
                                                             (Dollars in thousands)
Investment
 securities(1):
 Held to maturity:
 U.S. Government and
  agency obligations...   $9,998    6.10%  $      --       -- %   $      --          --% $       --         --%  $  9,998   6.10%
                          ------    ----   ----------    -------  ----------    -------  -----------  --------   --------   ----
Total investment
 securities............   $9,998    6.10%  $      --       -- %   $      --          --% $       --         --%  $  9,998   6.10%
                          ======    ====   ==========    =======  ==========    =======  ===========  ========   ========   ====
Mortgage-backed
 securities and
 collateralized-
 mortgage obligations:
 Available for sale:
 Fixed rate............   $  --      -- %  $       14       7.71% $      815       8.45% $       225     10.00%  $  1,054   8.77%
 Adjustable rate.......      --      --           --         --          --         --         4,554      6.52      4,554   6.52
                          ------    ----   ----------    -------  ----------    -------  -----------  --------   --------   ----
 Total mortgage-backed
  securities held to
  maturity.............      --      --            14       7.71         815       8.45        4,779      6.69      5,608   6.96
                          ------    ----   ----------    -------  ----------    -------  -----------  --------   --------   ----
 Held to maturity:
 Fixed-rate............      --      --        18,837       6.97       2,570       6.98          --        --      21,407   6.98
 Adjustable-rate.......      --      --           --         --       23,213       5.76      363,831      6.09    387,044   6.07
                          ------    ----   ----------    -------  ----------    -------  -----------  --------   --------   ----
 Total mortgage-backed
  securities available
  for sale.............      --      --        18,837       6.97      25,783       5.88      363,831      6.09    408,451   6.16
                          ------    ----   ----------    -------  ----------    -------  -----------  --------   --------   ----
Total mortgage-backed
 securities and
 collateralized-
 mortgage obligations..   $  --      -- %  $   18,851       6.98% $   26,598       5.96% $   368,610      6.10%  $414,059   6.17%
                          ======    ====   ==========    =======  ==========    =======  ===========  ========   ========   ====

--------
(1) Does not include $5,575 of marketable equity securities available for sale at fair value at March 31, 1999.

Sources of Funds

  General. Deposits, loan and mortgage-backed security repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

  Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 1999, core deposits (defined as total deposits less certificate accounts) represented 34.6% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Company may, from time to time, solicit such deposits or utilize brokered deposits depending upon market conditions. In recent years, the Company, in connection with its growth strategy, has significantly increased its deposit base by establishing new banking offices in and around its primary market area, primarily in Rhode Island, and competitively pricing its deposit products to attract and retain deposit accounts and build its market share of deposits. However, a less aggressive deposit pricing strategy during 1999 caused the Company's average certificate balances to decrease from $506.4 million, or 71.0% of total average deposits, during the year ended March 31, 1998 to $441.6 million, or 65.4% of total average deposits, during the year ended March 31, 1999. The Company's cost of average interest-bearing deposits decreased from 4.93% for the year ended March 31, 1998 to 4.47% for the year ended March 31, 1999. At March 31, 1999, the weighted average remaining maturity of the Company's certificate accounts was 8.6 months.

  The following table presents the deposit activity of the Company for the periods indicated:

                                                For the Year Ended March 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                   (Dollars in thousands)
   Net deposits................................ $ (61,201) $ (48,513) $ 109,952
   Interest credited on deposit accounts.......    27,583     33,025     30,274
                                                ---------  ---------  ---------
     Total increase (decrease) in deposit
      accounts................................. $ (33,618) $ (15,488) $ 140,226
                                                =========  =========  =========

  At March 31, 1999, the Company had $55.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                   Weighted
     Maturity Period                                 Amount      Average Rate
     ---------------                                ------------ --------------
                                                    (Dollars in thousands)
   Three months or less............................ $     13,713          4.91%
   Over 3 through 6 months.........................       14,994          4.88
   Over 6 through 12 months........................       16,366          5.45
   Over 12 months..................................       10,507          5.66
                                                    ------------     ---------
     Total......................................... $     55,580          5.20%
                                                    ============     =========

  The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                  For the Year Ended March 31,
                          -----------------------------------------------------------------------------
                                    1999                      1998                      1997
                          ------------------------- ------------------------- -------------------------
                                   Percent                   Percent                   Percent
                                   of Total                  of Total                  of Total
                          Average  Average  Average Average  Average  Average Average  Average  Average
                          Balance  Deposits  Cost   Balance  Deposits  Cost   Balance  Deposits  Cost
                          -------- -------- ------- -------- -------- ------- -------- -------- -------
                                                     (Dollars in thousands)
Business checking
 accounts...............  $ 58,408    8.6%    -- %  $ 44,064    6.2%    -- %  $ 38,428    6.0%    -- %
Money market accounts...    31,871    4.7    2.66     30,788    4.3    2.87     28,967    4.5    2.86
Savings accounts........    93,118   13.8    2.01     86,915   12.2    2.41     82,536   12.9    2.50
NOW accounts............    50,760    7.5    0.98     45,619    6.4    1.76     38,801    6.0    1.97
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
 Total..................   234,157   34.6    1.37    207,386   29.1    1.82    188,732   29.4    1.94
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
Certificate accounts(1):
 Less than six
  months(2).............   214,975   31.8    5.38    228,480   32.0    5.59    184,111   28.7    5.60
 Over six through
  12 months(2)..........    85,409   12.7    5.48    105,989   14.8    5.82     94,439   14.7    5.82
 Over 12 through
  36 months.............    50,758    7.5    5.84     79,289   11.1    6.14     84,341   13.1    6.20
 Over 36 months.........     5,625    0.8    6.12      6,771    1.0    6.20     12,479    1.9    6.68
 IRA and KEOGH..........    84,789   12.6    5.63     85,911   12.0    5.89     78,084   12.2    6.08
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
 Total certificate
  accounts..............   441,556   65.4    5.51    506,440   70.9    5.78    453,454   70.6    5.87
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
 Total average
  deposits..............  $675,713  100.0%   4.08%  $713,826  100.0%   4.63%  $642,186  100.0%   4.71%
                          ========  =====    ====   ========  =====    ====   ========  =====    ====

--------
(1) Based on remaining contractual maturity of certificates.
(2) Includes the net effect of interest rate swaps.

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1999.

                                 Period to Maturity from March 31, 1999                At March 31,
                          ----------------------------------------------------- --------------------------
                          Less than  One to     Two to     Three to   Four to
                          One Year  Two Years Three Years Four Years Five Years   1999     1998     1997
                          --------- --------- ----------- ---------- ---------- -------- -------- --------
                                                       (Dollars in thousands)
Certificate accounts:
 0 to 4.00%.............  $  2,788   $ 1,397    $   --      $  --      $  --    $  4,185 $    --  $    260
 4.01 to 5.00%..........   197,760    27,446      1,168        166         72    226,612    8,783   18,741
 5.01 to 6.00%..........   118,324    27,869      8,209      1,353      1,313    157,068  370,626  396,283
 6.01 to 7.00%..........    12,888     5,831      2,837      6,421        --      27,977   76,392   82,551
 7.01 to 8.00%..........     7,876     4,267        --         --         --      12,143   18,732   26,975
 Over 8.01%.............         4       --         --         --         --           4        4        4
                          --------   -------    -------     ------     ------   -------- -------- --------
 Total..................  $339,640   $66,810    $12,214     $7,940     $1,385   $427,989 $474,537 $524,814
                          ========   =======    =======     ======     ======   ======== ======== ========

  Borrowings. The Company utilizes advances from the FHLB and reverse repurchase agreements with securities dealers as alternatives to retail deposits to fund its operations as part of its operating strategy. During the year ended March 31, 1999, the Company used FHLB borrowings to a greater extent to fund its purchase of mortgage-backed securities. FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board ("FHFB") and the FHLB. At March 31, 1999, the Company had $530.7 million in outstanding advances from the FHLB as compared to $356.6 million at March 31, 1998.

  The following table sets forth certain information regarding the Company's FHLB Advances at or for the periods ended on the dates indicated:

                                                      At or For the Year
                                                       Ended March 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Dollars in thousands)
FHLB advances:
  Average balance outstanding.................... $464,404  $214,278  $131,523
                                                  ========  ========  ========
  Maximum amount outstanding at any month-end
   during the period............................. $558,286  $356,615  $177,580
                                                  ========  ========  ========
  Balance outstanding at end of period........... $530,655  $356,615  $111,062
                                                  ========  ========  ========
  Weighted average interest rate during the peri-
   od............................................     5.64%     6.05%     6.25%
                                                  ========  ========  ========
  Weighted average interest rate at end of peri-
   od............................................     5.30%     5.87%     6.13%
                                                  ========  ========  ========

  The following table sets forth certain information regarding the Company's reverse repurchase agreements and other borrowings at or for the periods ended on the dates indicated:

                                                       At or For the Year
                                                         Ended March 31,
                                                     ---------------------------
                                                       1999      1998    1997
                                                     --------  --------  -------
                                                     (Dollars in Thousands)
Reverse repurchase agreements and other borrowings:
  Average balance outstanding....................... $ 50,103  $ 10,173  $ --
                                                     ========  ========  =====
  Maximum amount outstanding at any month-end during
   the period....................................... $ 73,299  $ 47,250  $ --
                                                     ========  ========  =====
  Balance outstanding at end of period.............. $ 55,326  $ 47,250  $ --
                                                     ========  ========  =====
  Weighted average interest rate during the period..     5.30%     5.63%   -- %
                                                     ========  ========  =====
  Weighted average interest rate at end of period...     4.83%     5.58%   -- %
                                                     ========  ========  =====

Subsidiary Activities

  First Federal Savings Bank of America includes its wholly-owned subsidiaries: FIRSTFED MORTGAGE CORPORATION, a Massachusetts corporation which is currently inactive; FIRSTFED INVESTMENT CORPORATION, a Massachusetts security corporation; and CELMAC INVESTMENT CORPORATION, also a Massachusetts security corporation.

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

  FIRSTFED INSURANCE AGENCY, LLC, a Massachusetts corporation, was formed on January 7, 1999 and is jointly owned by the Company and FAB FUNDING. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. The Agency is licensed to sell insurance in both Massachusetts and Rhode Island and is subject to regulations of, and periodic examinations by, both of these states.

Personnel

  As of March 31, 1999, the Company had 284 authorized full-time employee positions and 51 authorized part-time employee positions, for a total of approximately 309.5 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION

General

  As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

  The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

  A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

  The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

  Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

  Capital Requirements. During fiscal 1998, the OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, the leverage ratio was changed to require 4% core capital to adjusted assets (3% for the strongest institutions receiving the highest rating on the CAMELS financial institution rating system). In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1999, the Bank met each of its capital requirements.

  The following table presents the Bank's capital position at March 31, 1999.

                                                                    Capital
                                                                ----------------
                                       Actual  Required Excess  Actual  Required
                                      Capital  Capital  Amount  Percent Percent
                                      -------- -------- ------- ------- --------
                                                (Dollars in thousands)
Tangible............................. $ 97,544 $27,767  $69,777   7.03%   2.00%
Core (Leverage)......................   97,544  55,534   42,010   7.03    4.00
Tier 1 Risk-based....................   97,544  26,125   71,419  14.93    4.00
Risk-based...........................  105,684  52,250   53,434  16.18    8.00

  Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

  In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be pro rata sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

  The Bank's assessment rate for year end 1999 ranged from 5.88 to 9.10 basis points and the premium paid for this period was $588,000. Payments toward the FICO bonds amounted to $393,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

  Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

  Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 1999, the Bank's limit on loans to one borrower was $15.4 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $2.8 million.

  QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1999, the Bank maintained 84.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule in effect during fiscal 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At March 31, 1999, the Bank was a Tier 1 Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for March 31, 1999 was 30.4%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1999 totaled $230,000.

  Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

  The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

  Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

  General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1983, which covered the tax years 1980 to 1981. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

  The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

State and Local Taxation

  Commonwealth of Massachusetts Taxation. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rate was 12.15% for 1995, 11.71% for 1996, 11.32% for 1997, 10.91% for 1998, and 10.50% for
1999 and thereafter. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996. The net worth or tangible property of such grandfathered subsidiaries is taxed at a rate of 0.26%. Such grandfathered subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

  Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company qualified for this reduced tax rate through December 31, 1998.

  Rhode Island Taxation. Subsidiary corporations of the Company conducting business in Rhode Island are subject to a Rhode Island excise tax and must file separate Rhode Island state tax returns. The tax is based upon an apportioned percentage of net income related to activities conducted within the State. The apportionment percentage is determined by adding the taxpayer's receipts factor, property factor, and payroll factor and dividing the sum by three. For fiscal year 1999, the tax rate was 9%.

  Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Additional Item.--Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                             Age at
  Name                   March 31, 1999                  Position
  ----                   --------------                  --------
Edward A. Hjerpe, III...       40       Executive Vice President, Treasurer, Chief
                                         Operating Officer, and Chief Financial
                                         Officer of the Company and the Bank
Kevin J. McGillicuddy...       59       Senior Vice President of the Company and
                                         the Bank
Frederick R. Sullivan...       57       Senior Vice President of the Company and
                                         the Bank
Terrence M. Tyrrell.....       49       Senior Vice President of the Company and
                                         the Bank

Item 2. Properties.

  The Company currently conducts its business through a centralized administrative and operations center located in Swansea and 14 full service banking offices and five loan origination centers, most of which are located in Southeastern Massachusetts and Rhode Island.

                                                                   Net Book Value
                                                                   of Property or
                                                                     Leasehold
                                   Leased Original Year  Date of    Improvements
                                     or     Leased or     Lease          at
 Location                          Owned    Acquired    Expiration March 31, 1999
 --------                          ------ ------------- ---------- --------------
                                                                   (In thousands)
Administrative/Operations/Banking
 Office:
 ONE FIRSTFED PARK...............  Owned      1994         --          $7,688
 Swansea, MA 02777
Banking Offices:
 27 Park Street..................  Owned      1990         --           1,653
 Attleboro, MA 02703
 33 Sullivan Drive...............  Owned      1979         --           1,417
 Fall River, MA 02721
 1450 Plymouth Avenue............  Owned      1972         --             324
 Fall River, MA 02721
 278 Union Street................  Owned      1972         --             406
 New Bedford, MA 02740
 254 Rockdale Avenue.............  Owned      1983         --             697
 New Bedford, MA 02740
 265 Newport Avenue..............  Owned      1996         --             688
 Pawtucket, RI 02860
 741 Willett Avenue..............  Owned      1995         --             671
 East Providence, RI 02915
 1519 Newman Avenue..............  Owned      1994         --             522
 Seekonk, MA 02771
 149 Grand Army Highway..........  Owned      1963         --             411
 Somerset, MA 02725
 2 Washington Street.............  Owned      1976         --             665
 Taunton, MA 02780

                                                                  Net Book Value
                                                                  of Property or
                                                                    Leasehold
                           Leased Original Year                    Improvements
                             or     Leased or     Date of Lease         at
 Location                  Owned    Acquired       Expiration     March 31, 1999
 --------                  ------ ------------- ----------------- --------------
                                                                  (In thousands)
 2100 Warwick Avenue.....   Owned     1996                    --     $   630
 Warwick, RI 02889
 975 Ashley
  Boulevard(1)...........  Leased     1996                    --         669
 New Bedford, MA 02745
 1215 Park Avenue........   Owned     1998                    --       1,444
 Cranston, RI 02910
Loan Origination Centers:
 12 White's Path, Unit
  7......................  Leased     1992      October 1999(2)          --
 Yarmouth, MA 02664
 62 Auburn Street........  Leased     1990      June 1999(2)             --
 Auburn, MA 01501
 1325 Springfield
  Street.................  Leased     1992      June 1999(2)             --
 Agawam, MA 01089
 10 Wall Street..........  Leased     1994      January 2000             --
 Burlington, MA 01803
 333 Main Street.........  Leased     1990      September 1999(2)        --
 East Greenwich, RI 02818
Other Facilities:
 1 North Main Street(3)..   Owned     1956                    --         601
 Fall River, MA 02720
                                                                     -------
   Total.................                                            $18,486
                                                                     =======

--------
(1) In 1996, the Company entered into a lease agreement for the land. The lease has a commencement date of November 1, 1996 and a term of 20 years with four five-year renewal options. Subsequent to entering into the lease agreement, the Company constructed a banking office location which structure the Company owns.
(2) The Company has options to renew this lease which range from 1 to 3 years.
(3) The Company has leased this property to a third party under a 2 year lease agreement with three 2 year renewal options. The lease period commenced in April, 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data.

  The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1999 Annual Report to Stockholders on pages 10 and 11 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 13 through 30 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Market Risk and Management of Interest-Rate Risk" on pages 16 through 20 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

  The Consolidated Financial Statements of FIRSTFED AMERICA BANCORP, INC. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 1999 Annual Report to Stockholders on pages F-1 through F-36 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to "Additional Item--Executive Officers of the Registrant" contained herein and the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1999, at pages 5 through 7.

Item 11. Executive Compensation.

  The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1999, at pages 9 through 19 (excluding the Compensation Committee Report on Executive Compensation and Stock Performance Graph).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1999, at pages 3 through 7.

Item 13. Certain Relationships and Related Transactions.

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 1999, at page 19.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders:

                                                                       Page
                                                                    -----------
      Independent Auditors' Report.................................         F-1
      Consolidated Balance Sheets as of March 31, 1999 and 1998....         F-2
      Consolidated Statements of Operations for the Fiscal Years
       Ended March 31, 1999, 1998 and 1997.........................         F-3
      Consolidated Statements of Changes in Stockholders' Equity
       for the Fiscal Years Ended March 31, 1999, 1998 and 1997....  F-4 to F-5
      Consolidated Statements of Cash Flows for the Fiscal Years
       Ended March 31, 1999, 1998 and 1997.........................  F-6 to F-7
      Notes to Consolidated Financial Statements................... F-8 to F-36

  The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3) Exhibits

      (a)The following exhibits are filed as part of this report.

          3.1  Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC.*
          3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC.*
          4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC.*
         10.1  Form of Employment Agreement between the Bank and Robert F.
                Stoico*
         10.2  Forms of Employment Agreement between Company and Kevin J.
                McGillicuddy and Employment Agreement between the Bank and Kevin J. McGillicuddy*
         10.3  Forms of Employment Agreement between Company and Frederick R.
                Sullivan and Employment Agreement between the Bank and Frederick R. Sullivan*
         10.4  Forms of Employment Agreement between Company and Terrence M.
                Tyrrell and Employment Agreement between the Bank and Terrence
                M. Tyrrell*
         10.5  Form of Change in Control Agreement between the Bank and Certain
                Executive Officers*
         10.6  First Federal Savings Bank of America Employee Severance
                Compensation Plan*
         10.7  First Federal Savings Bank of America Employee Stock Ownership
                Plan and Trust*
         10.8  FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive Plan
                (As amended and restated as of October 29, 1998)****
         10.9  First Federal Savings Bank of America 1997 Supplemental
                Executive Retirement Plan*
         10.10 Form of Employment Agreement between the Bank and
                Edward A. Hjerpe, III *****
         10.11 FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan ***
         10.12 Employment Agreement between Company and Robert F. Stoico (filed herewith)
         10.13 Employment Agreement between Company and Edward A. Hjerpe, III
                (filed herewith)
         11.0 Computation of earnings per share is incorporated by reference to the Consolidated Statements of Operations on page F-3 of the 1999 Annual Report to Stockholders.
         13.0 Portions of the 1999 Annual Report to Stockholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I--Subsidiary Activities" and "Item 1. Business--General"
         23.1  Consent of Independent Accountant (filed herewith)
         27.0  Financial Data Schedule (filed herewith)
         99.0  Proxy Statement for 1999 Annual Meeting (filed herewith)

--------
    * Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855
   ** Incorporated by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated June 20, 1997.
  *** Incorporated by reference into this document from the Proxy Statement for the 1998 Annual Meeting of Stockholders dated June 15, 1998.
 **** Incorporated by reference into this document from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
***** Incorporated by reference into the Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

      (b)Reports on Form 8-K.

        None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Firstfed America Bancorp, Inc.

                                          By: _________________________________
                                                      Robert F. Stoico
                                               President and Chief Executive
                                                          Officer

DATED: June 29, 1999

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
                                       President, Chief Executive    June 29, 1999
______________________________________  Officer and Chairman of
           Robert F. Stoico             the Board (Principal
                                        Executive Officer)

                                       Executive Vice President,     June 29, 1999
______________________________________  Treasurer, Chief
        Edward A. Hjerpe, III           Operating Officer, and
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

                                       Director                      June 29, 1999
______________________________________
         Gilbert C. Oliveira

                                       Director                      June 29, 1999
______________________________________
        Thomas A. Rodgers, Jr.

                                       Director                      June 29, 1999
______________________________________
         Richard W. Cederberg

                                       Director                      June 29, 1999
______________________________________
         John S. Holden, Jr.

                                       Director                      June 29, 1999
______________________________________
         Dr. Paul A. Raymond

                                       Director                      June 29, 1999
______________________________________
          Anthony L. Sylvia

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Firstfed America Bancorp, Inc.

                                                   /s/ Robert F. Stoico
                                          By: _________________________________
                                                      Robert F. Stoico
                                               President and Chief Executive
                                                          Officer

DATED: June 29, 1999

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Robert F. Stoico            President and Chief           June 29, 1999
______________________________________  Executive Officer and
           Robert F. Stoico             Chairman of the Board
                                        (Principal Executive
                                        Officer)

    /s/ Edward A. Hjerpe, III          Executive Vice President,     June 29, 1999
______________________________________  Treasurer, Chief
        Edward A. Hjerpe, III           Operating Officer, and
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

     /s/ Gilbert C. Oliveira           Director                      June 29, 1999
______________________________________
         Gilbert C. Oliveira

    /s/ Thomas A. Rodgers, Jr.         Director                      June 29, 1999
______________________________________
        Thomas A. Rodgers, Jr.

     /s/ Richard W. Cederberg          Director                      June 29, 1999
______________________________________
         Richard W. Cederberg

     /s/ John S. Holden, Jr.           Director                      June 29, 1999
______________________________________
         John S. Holden, Jr.

     /s/ Dr. Paul A. Raymond           Director                      June 29, 1999
______________________________________
         Dr. Paul A. Raymond

      /s/ Anthony L. Sylvia            Director                      June 29, 1999
______________________________________
          Anthony L. Sylvia