Form 10-Q
period 1999-06-30
FIRSTFED AMERICA BANCORP INC
filed 1999-08-16
CIK 1023640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended June 30, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                    For the transition period from       to

                        Commission file number 1-12305

                        FIRSTFED AMERICA BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-3331237
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS 02777
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (508) 679-8181

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

As of June 30, 1999 there were 7,092,030 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION
 Item 1.Consolidated Financial Statements
     Consolidated Balance Sheets as of June 30, 1999 (unaudited) and March
      31, 1999.............................................................   2
     Consolidated Statements of Operations for the three months ended June
      30, 1999 (unaudited) and 1998 (unaudited)............................   3
     Consolidated Statements of Changes in Stockholders' Equity for the
      three months ended June 30, 1999 (unaudited).........................   4
     Consolidated Statements of Cash Flows for the three months ended June
      30, 1999 (unaudited) and 1998 (unaudited)............................   5
     Notes to Unaudited Consolidated Financial Statements..................   6
 Item 2.Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   7
 Item 3.Quantitative and Qualitative Disclosures about Market Risk.........  14
PART II OTHER INFORMATION
 Item 1.Legal Proceedings..................................................  16
 Item 2.Changes in Securities and Use of Proceeds..........................  16
 Item 3.Default Upon Senior Securities.....................................  16
 Item 4.Submission of Matters to a Vote of Security Holders................  16
 Item 5.Other Information..................................................  16
 Item 6.Exhibits and Reports on Form 8-K...................................  17
SIGNATURES.................................................................  18

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              June 30,    March 31,
                                                                1999        1999
                                                             -----------  ---------
                                                             (unaudited)
                          Assets
Cash on hand and due from banks............................  $   22,448      24,598
Short-term investments.....................................       6,535      14,422
                                                             ----------   ---------
  Total cash and cash equivalents..........................      28,983      39,020
Mortgage loans held for sale...............................      30,682      52,334
Investment in trading securities...........................         332          94
Investment securities available for sale (amortized cost of
 $5,660 and $5,660)........................................       5,894       5,575
Mortgage-backed securities available for sale
 (amortized cost of $467,955 and $408,485).................     465,798     408,451
Investment securities held to maturity (fair value of
 $4,004 and $10,030).......................................       4,000       9,998
Mortgage-backed securities held to maturity (fair value of
 $4,290 and $5,733)........................................       4,286       5,608
Stock in Federal Home Loan Bank of Boston, at cost.........      28,682      28,682
Loans receivable, net (net of allowance for loan losses of
 $12,279 and $12,016)......................................     758,889     766,687
Accrued interest receivable................................       6,503       6,369
Office properties and equipment, net.......................      24,862      25,255
Mortgage servicing rights..................................       6,975       6,537
Real estate owned, net.....................................         281         344
Bank-Owned Life Insurance..................................      30,955      30,575
Prepaid expenses and other assets..........................      11,519       7,708
                                                             ----------   ---------
    Total assets...........................................  $1,408,641   1,393,237
                                                             ==========   =========
           Liabilities and Stockholders' Equity
Liabilities:
  Deposits.................................................  $  669,446     674,870
  FHLB advances and other borrowings.......................     607,742     585,981
  Advance payments by borrowers for taxes and insurance....       5,562       5,660
  Accrued interest payable.................................       3,199       3,058
  Other liabilities........................................      19,448      20,707
                                                             ----------   ---------
    Total liabilities......................................   1,305,397   1,290,276
                                                             ----------   ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued.................................         --          --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 8,707,152 shares issued and outstanding.....          87          87
  Additional paid-in capital...............................      85,459      85,407
  Retained earnings........................................      58,239      56,892
  Accumulated other comprehensive income (loss)............      (1,290)       (150)
  Unallocated ESOP shares..................................      (4,647)     (4,647)
  Unearned 1997 stock-based incentive plan.................      (5,806)     (5,869)
  Treasury stock...........................................     (28,798)    (28,759)
                                                             ----------   ---------
    Total stockholders' equity.............................     103,244     102,961
                                                             ----------   ---------
    Total liabilities and stockholders' equity.............  $1,408,641   1,393,237
                                                             ==========   =========

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                              For the Three Months
                                 Ended June 30,
                              ----------------------
                                 1999       1998
                              ----------  ----------
                                  (unaudited)
Interest and dividend
 income:
  Loans.....................  $   14,784     17,078
  Investment securities.....         297        555
  Mortgage-backed
   securities...............       6,026      3,290
  Federal Home Loan Bank
   stock....................         469        299
                              ----------  ---------
    Total interest and
     dividend income........      21,576     21,222
                              ----------  ---------
Interest expense:
  Deposits..................       6,309      7,480
  Borrowed funds............       7,719      5,930
                              ----------  ---------
    Total interest expense..      14,028     13,410
                              ----------  ---------
    Net interest income
     before provision for
     loan losses............       7,548      7,812
Provision for loan losses...         300        300
                              ----------  ---------
    Net interest income
     after provision for
     loan losses............       7,248      7,512
                              ----------  ---------
Non-interest income:
  Loan servicing income.....         471        521
  Gain (loss) on sale of
   mortgage loans, net......        (474)       453
  Service charges on deposit
   accounts.................         295        256
  Other income..............       1,134        510
                              ----------  ---------
    Total non-interest
     income.................       1,426      1,740
                              ----------  ---------
Non-interest expense:
  Compensation and employee
   benefits.................       3,535      3,903
  Office occupancy and
   equipment................       1,050      1,017
  Advertising and business
   promotion................         251        299
  Federal deposit insurance
   premiums.................          99        164
  Data processing...........         365        193
  Other expense.............         950        962
                              ----------  ---------
    Total non-interest
     expenses...............       6,250      6,538
                              ----------  ---------
    Income before income tax
     expense................       2,424      2,714
Income tax expense..........         722      1,020
                              ----------  ---------
    Net income..............  $    1,702      1,694
                              ==========  =========
Basic earnings per share....  $     0.27       0.22
                              ==========  =========
Diluted earnings per share..  $     0.27       0.22
                              ==========  =========
Basic shares outstanding--in
 thousands..................       6,336      7,643
                              ==========  =========
Diluted shares outstanding--
 in thousands...............       6,336      7,710
                              ==========  =========

          See accompanying notes to consolidated financial statements.

                        FIRSTFED AMERICA BANCORP, INC.
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Three Months Ended June 30, 1999
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                               Unallocated
                                                                                                  1997
                                                                                                 stock-
                                                                        Accumu-                   based
                               Shares of        Additional            lated other  Unallocated  incentive
                     Preferred  common   Common  paid-in   Retained  comprehensive    ESOP     plan (SIP)  Treasury
                       stock     stock   stock   capital   earnings  income (loss)   shares      shares      stock
                     --------- --------- ------ ---------- --------  ------------- ----------- ----------- ---------
Balance at March
31, 1999...........     --       8,707    $ 87   $ 85,407  $ 56,892    $   (150)    $ (4,647)   $ (5,869)  $ (28,759)
 Earned SIP stock
 awards............     --         --      --          (4)      --          --           --           63         --
 Earned ESOP shares
 charged to
 expense...........     --         --      --          56       --          --           --          --          --
 Cash dividends
 declared and paid
 ($0.05 per
 share)............     --         --      --         --       (355)        --           --          --          --
 Common stock
 acquired for
 certain employee
 benefit plans
 (5,002 shares at
 an average price
 of $13.73 per
 share)............     --         --      --         --        --          --           --          --          (68)
 Common stock sold
 from certain
 employee benefit
 plans (1,708
 shares at an
 average price of
 $17.13 per
 share)............     --         --      --         --        --          --           --          --           29
 Comprehensive
 income (loss):
 Net income........     --         --      --         --      1,702         --           --          --          --
 Other
 comprehensive
 income, net of
 tax Unrealized
 holding gains
 (losses) on
 available for
 sale securities...     --         --      --         --        --       (1,805)         --          --          --
 Reclassification
 adjustment for
 losses
 (gains)included
 in net income.....     --         --      --         --        --          --           --          --          --
                                                                       --------
 Net unrealized
 (losses) gains....     --         --      --         --        --       (1,805)         --          --          --
 Tax effect........     --         --      --         --        --          665          --          --          --
                                                                       --------
 Net-of-tax
 effect............     --         --      --         --        --       (1,140)         --          --          --
   Total
   comprehensive
   income..........     --         --      --         --        --          --           --          --          --
                        ---      -----    ----   --------  --------    --------     --------    --------   ---------
Balance at June 30,
1999...............     --       8,707    $ 87   $ 85,459  $ 58,239    $ (1,290)    $ (4,647)   $ (5,806)  $ (28,798)
                        ===      =====    ====   ========  ========    ========     ========    ========   =========
                         Total
                     stockholders'
                        equity
                     -------------
Balance at March
31, 1999...........    $ 102,961
 Earned SIP stock
 awards............           59
 Earned ESOP shares
 charged to
 expense...........           56
 Cash dividends
 declared and paid
 ($0.05 per
 share)............         (355)
 Common stock
 acquired for
 certain employee
 benefit plans
 (5,002 shares at
 an average price
 of $13.73 per
 share)............          (68)
 Common stock sold
 from certain
 employee benefit
 plans (1,708
 shares at an
 average price of
 $17.13 per
 share)............           29
 Comprehensive
 income (loss):
 Net income........        1,702
 Other
 comprehensive
 income, net of
 tax Unrealized
 holding gains
 (losses) on
 available for
 sale securities...          --
 Reclassification
 adjustment for
 losses
 (gains)included
 in net income.....          --
 Net unrealized
 (losses) gains....          --
 Tax effect........          --
 Net-of-tax
 effect............       (1,140)
                     -------------
   Total
   comprehensive
   income..........          562
                     -------------
Balance at June 30,
1999...............    $ 103,244
                     =============

         See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        For the Three Months
                                                           Ended June 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                             (unaudited)
Cash flows from operating activities:
 Net income............................................ $    1,702       1,694
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Amortization (accretion) of:
  Premium (discount) on investment and mortgage-backed
   securities held to maturity.........................        --            2
  Premium (discount) on investment and mortgage-backed
   securities available for sale.......................        400         123
  Deferred loan origination fees (costs)...............        103         (16)
  Mortgage servicing rights............................        528         312
 Provision for loan losses.............................        300         300
 (Gains) losses on sales of:
  Real estate owned....................................        (32)       (107)
  Mortgage loans.......................................        474        (453)
  Office properties and equipment......................        (30)        --
 Net proceeds from sales of mortgage loans.............    118,908     177,218
 Origination of mortgage loans held for sale...........    (98,696)   (156,985)
 Unrealized gain on trading securities.................       (138)        --
 Real estate owned valuation write-downs...............        (43)        --
 Depreciation of office properties and equipment.......        616         525
 Appreciation in fair value of ESOP shares.............         56         228
 Earned SIP shares.....................................         59         --
 Increase or decrease in:
  Accrued interest receivable..........................       (134)       (353)
  Prepaid expenses and other assets....................     (3,526)     (1,302)
  Accrued interest payable.............................        141         545
  Accrued income taxes and other liabilities...........     (1,259)    (12,301)
                                                        ----------  ----------
   Net cash provided by operating activities...........     19,429       9,430
                                                        ----------  ----------
Cash flows from investing activities:
 Purchase of trading securities........................ $     (100)       (100)
 Purchase of investment securities available for sale..        --       (2,252)
 Purchase of mortgage-backed securities available-for-
  sale.................................................    (95,722)    (69,806)
 Payments received on mortgage-backed securities
  available for sale...................................     35,852      18,734
 Purchases of investment securities held to maturity...        --      (24,968)
 Maturities of investment securities held to maturity..      6,000       6,000
 Payments received on mortgage-backed securities held
  to maturity..........................................      1,320       1,704
 Purchase of Federal Home Loan Bank stock..............        --       (4,269)
 Net decrease in loans.................................      7,231      19,217
 Proceeds from sales of real estate owned..............        302         340
 Proceeds from sale of office properties and
  equipment............................................        103         --
 Purchases of office properties and equipment..........       (297)       (951)
                                                        ----------  ----------
   Net cash used in investing activities...............    (45,311)    (56,351)
                                                        ----------  ----------
Cash flows from financing activities:
 Net decrease in deposits.............................. $   (5,424)    (13,813)
 Proceeds from FHLB advances and other borrowings......    113,641     224,528
 Repayments on FHLB advances and other borrowings......    (91,880)   (154,272)
 Net change in advance payments by borrowers for taxes
  and insurance........................................        (98)       (393)
 Cash dividend paid....................................       (355)       (413)
 Payments to acquire stock-based incentive plan
  shares...............................................        --       (2,502)
 Payments to acquire common stock for treasury stock...        (39)     (9,513)
                                                        ----------  ----------
   Net cash provided by financing activities...........     15,845      43,622
                                                        ----------  ----------
Net (decrease) in cash and cash equivalents............    (10,037)     (3,299)
Cash and cash equivalents at beginning of year.........     39,020      32,021
                                                        ----------  ----------
Cash and cash equivalents at end of quarter............ $   28,983      28,722
                                                        ==========  ==========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest.............................................. $   13,887      12,865
                                                        ==========  ==========
 Income taxes.......................................... $    1,695       1,872
                                                        ==========  ==========
Supplemental disclosures of noncash investing
 activities:
 Property acquired in settlement of loans.............. $      164          81
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), and its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"). First Federal Savings Bank of America includes its wholly-owned subsidiaries, FIRSTFED MORTGAGE CORPORATION, FIRSTFED INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION.

  The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2000.

  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company=s Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 1999.

Note 2. Impact of Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 1999 and March 31, 1999

 General

  Total assets at June 30, 1999 were $1.409 billion, an increase of $15.4 million, or 1.1%, compared to $1.393 billion at March 31, 1999. Asset growth was primarily attributable to growth in mortgage-backed securities available for sale which increased $57.3 million, or 14.0%, to $465.8 million at June 30, 1999 from $408.5 million at March 31, 1999. Partially offsetting this growth was a $21.7 million decrease in mortgage loans held for sale, a $7.9 million decrease in short-term investments, and a $7.8 million decrease in loans receivable, net. Deposit balances declined by $5.4 million, to $669.4 million at June 30, 1999 from $674.9 million at March 31, 1999. Balance sheet growth was primarily funded by a $21.8 million increase in Federal Home Loan Bank of Boston advances and other borrowings during the first quarter.

  Total stockholders' equity increased $283,000 to $103.2 million at June 30, 1999, from $103.0 million at March 31, 1999, primarily due to net income, a dividend payment, and a decline in the fair value of securities available for sale, net of tax. Stockholders' equity to assets was 7.33% at June 30, 1999, down from 7.39% at March 31, 1999, the result of balance sheet growth.

 Liquidity and Capital

  The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings ("liquidity ratio"). At June 30, 1999 and March 31, 1999, the Bank's liquidity ratio was 38.67% and 30.38% respectively. The OTS required liquidity ratio is 4.0%.

  The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $531.7 million, or 37.7% of total assets.

  The Company has other sources of liquidity if a need for additional funds arises, including a $25 million FHLB secured line of credit, FHLB advances, and other borrowings from securities dealers. At June 30, 1999, the Company had $607.7 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $242.1 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

  At June 30, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $111.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from June 30, 1999 totaled $339.1 million. The Company expects that it will retain a majority of maturing certificate accounts.

  At June 30, 1999, the consolidated stockholders' equity to total assets ratio was 7.33%. At June 30, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $99.2 million, or 7.06%, of total adjusted assets, was above the required level of $28.1 million or 2.0%; core capital of $99.2 million, or 7.06% of total adjusted assets, was above the required level of $56.2 million, or 4.0%; risk-based capital of $107.4 million, or 16.47% of risk-weighted assets, was above the required level of $52.1 million or 8.0%, and Tier 1 risk-based capital of $99.2 million, or 15.22% of risk-weighted assets, was above the required level of $26.1 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

 Year 2000 Project

  Included in other non-interest expenses are charges incurred in connection with the modification or replacement of software and hardware to address the "Year 2000 issue," which will allow for the Company's computer, communications, and other related non-technology systems to properly recognize dates beyond December 31, 1999. The Company has developed a plan that is based upon the Federal Financial Institutions Examination Council ("FFIEC") recommended phases and time frames for insuring Year 2000 readiness. These phases include awareness, assessment, renovation, validation and implementation.

  The Company has utilized both internal and external resources to test and reprogram or replace software and hardware (including non-technology systems) for Year 2000 modifications. The Company has completed renovation and testing of all mission critical processing systems. Testing and remediation of non-critical applications will continue throughout 1999 and will be completed prior to September 30, 1999.

  The Company has worked with all of its mission critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues and has received written assurances of readiness from all such parties. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Therefore, to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue, the Company could be negatively impacted. The Company's total Year 2000 project costs, as discussed below, include the estimated costs and time associated with the impact of third party Year 2000 issues.

  In the unlikely event the Company experiences problems due to either internal and/or external systemic failure, a contingency plan has been developed outlining alternative methods of processing until the affected systems have been corrected or replaced. The Bank's worst case scenario relates to a general failure of multiple processing systems supporting mission-critical loan and deposit platforms. Accordingly, the Bank has developed a contingency plan outlining alternate processing routines to protect the integrity of deposit and loan data while maintaining an acceptable level of customer service during such an outage. Testing of the viability of alternative processing methods will continue throughout the remainder of 1999. In addition, the Company has performed a risk assessment of significant existing customers to determine their exposure to Year 2000 related issues and on the customer's ability to perform in accordance with contractual agreements. Management has determined the Company's exposure to this risk is low. Furthermore, a Year 2000 risk assessment is performed on all new customers entering into a significant relationship with the Company.

  The total cost of the Year 2000 project is estimated at $200,000 to $300,000. This estimate has been revised based on favorable results of mission-critical system testing and lower than projected expenditures for software and hardware upgrades. A significant portion of the costs are not incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources. The Company does not explicitly track internal costs associated with the Year 2000 project. For the three months ended June 30, 1999 and for the entire project through June 30, 1999, the Company has expensed approximately $10,000 and $150,000, respectively, toward Year 2000 remediation efforts. In addition, in preparation for the Year 2000 project, the Company underwent a February, 1998 conversion to a new processing system for all loan and deposit applications at a cost of approximately $700,000.

  The costs of the project and the date on which the Company plans to complete Year 2000 related modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.


 Asset Quality

  At June 30, 1999, non-accrual loans totaled $2.3 million and real estate owned ("REO") totaled $281,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended June 30, 1999 was $26,000. The following table sets forth information regarding non-accrual loans and REO.

                                                       At June 30, At March 31,
                                                          1999         1999
                                                       ----------- ------------
                                                        (Dollars in thousands)
   Non-accrual loans:
     Mortgage loans:
       One- to four-family...........................    $  697       $  971
       Multi-family..................................       --           --
       Commercial real estate........................     1,142        1,142
       Construction and land.........................       117          117
                                                         ------       ------
         Total mortgage loans........................     1,956        2,230
                                                         ------       ------
     Commercial loans................................       314          280
                                                         ------       ------
     Consumer loans:
       Home equity lines.............................       --            36
       Second mortgages..............................        10          --
       Other consumer loans..........................        20            4
                                                         ------       ------
         Total consumer loans........................        30           40
                                                         ------       ------
         Total nonaccrual loans......................     2,300        2,550
     Real estate owned, net(1).......................       281          344
                                                         ------       ------
     Total non-performing assets.....................    $2,581       $2,894
                                                         ======       ======
   Allowance for loan losses as a percent percent of
    loans(2).........................................      1.59%        1.54%
   Allowance for loan losses as percent of non-
    performing loans(3)..............................    533.87%      471.22%
   Non-performing loans as a percent of loans(2)(3)..      0.30%        0.33%
   Non-performing assets as a percent of total
    assets(4)........................................      0.18%        0.21%

--------
(1) REO balances are shown net of related valuation allowances.
(2) Loans includes loans receivable, net, excluding allowance for loan losses.
(3) Non performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(4) Non performing assets consist of non performing loans and REO.

 Cautionary Statement

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information about the Company and it's business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the Securities and Exchange Commission.

        COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
            JUNE 30, 1999 AND THE THREE MONTHS ENDED JUNE 30, 1998

Analysis of Net Interest Income

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

  The following table sets forth certain information relating to the Company for the three months ended June 30, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                    For the Three Months Ended June 30,
                         -----------------------------------------------------------
                                     1999                          1998
                         ----------------------------- -----------------------------
                                               Average                       Average
                           Average             Yield/    Average             Yield/
                           Balance    Interest  Cost     Balance    Interest  Cost
                         -----------  -------- ------- -----------  -------- -------
                            (Dollars in thousands)        (Dollars in thousands)
Assets:
  Interest-earning
   assets:
    Loans receivable,
     net and mortgage
     loans held for
     sale............... $   800,322  $14,784   7.41%  $   908,593  $17,078   7.54%
    Investment
     securities.........      54,685      766   5.62        60,690      854   5.64
    Mortgage-backed
     securities.........     431,428    6,026   5.60       228,423    3,290   5.78
                         -----------  -------   ----   -----------  -------   ----
      Total interest-
       earning assets...   1,286,435   21,576   6.72     1,197,706   21,222   7.11
                                      -------   ----                -------   ----
  Noninterest-earning
   assets...............      99,105                        68,018
                         -----------                   -----------
      Total assets...... $ 1,385,540                   $ 1,265,724
                         ===========                   ===========
Liabilities and
 Stockholders' Equity:
  Interest-bearing
   liabilities:
    Deposits............ $   613,868    6,309   4.12   $   641,600    7,480   4.68
    FHLB advances and
     other borrowings...     582,295    7,719   5.32       408,156    5,930   5.83
                         -----------  -------   ----   -----------  -------   ----
      Total interest-
       bearing
       liabilities......   1,196,163   14,028   4.70     1,049,756   13,410   5.12
                                      -------   ----                -------   ----
  Noninterest-bearing
   liabilities..........      81,080                        94,487
                         -----------
      Total
       liabilities......   1,277,243                     1,144,243
                         -----------                   -----------
  Stockholders' equity..     108,297                       121,481
                         -----------                   -----------
    Total liabilities
     and stockholders'
     equity............. $ 1,385,540                   $ 1,265,724
                         ===========                   ===========
Net interest rate
 spread.................              $ 7,548   2.02%               $ 7,812   1.99%
                                      =======   ====                =======   ====
Net interest margin.....                        2.35%                         2.62%
                                                ====                          ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      107.55%                       114.09%
                         ===========                   ===========

General

  Net income was unchanged at $1.7 million, for the first quarters of fiscal year 2000 and 1999. Net interest income before loan loss provision decreased $264,000, or 3.4%, to $7.5 million for the three months ended June 30, 1999. Non-interest income decreased by $314,000 primarily due to losses on the sale of mortgage loans. Non-interest expense decreased by $288,000 and income tax expense decreased by $298,000.

Interest Income

  Interest and dividend income for the three months ended June 30, 1999 was $21.6 million, compared to $21.2 million for the three months ended June 30, 1998, an increase of $354,000, or 1.7%. The increase in interest and dividend income is primarily attributable to a $88.7 million increase in average interest-earning assets which increased to $1.286 billion for the three months ended June 30, 1999 from $1.198 billion for the three months ended June 30, 1998. The increase in average interest-earning assets was mainly due to an increase in mortgage-backed securities available for sale. The increase in average interest-earning balances was accompanied by a 39 basis point decrease in average yield on interest-earning assets from 7.11% for the three months ended June 30, 1998 to 6.72% for the three months ended June 30, 1999. This decline was primarily the result of the addition of adjustable-rate and shorter-term fixed-rate mortgage-backed securities and to lower yields on the Company's loan portfolio due to lower market rates and the subsequent refinancing of "higher" fixed-rate mortgages.

  Interest income on loans receivable, net and mortgage loans held for sale for the three months ended June 30, 1999 decreased by $2.3 million, or 13.4%, to $14.8 million compared to $17.1 million for the three months ended June 30, 1998. This decrease was attributable to a decrease of $108.3 million in the average loan balance and a 13 basis point decrease in yield on loans receivable and mortgage loans held for sale. About $29.9 million of the $108.3 million decline in average loan balance was in mortgage loans held for sale.

  Interest and dividend income from investment securities was $766,000 for the three months ended June 30, 1999, compared to $854,000 for the comparable three months in 1998. Investment securities decreased by $6.0 million to an average of $54.7 million during the three months ending June 30, 1999 from $60.7 million during the three months ended June 30, 1998.

  Interest on mortgage-backed securities for the three months ended June 30, 1999 increased by $2.7 million to $6.0 million, compared to $3.3 million for the three months ended June 30, 1998. This increase in income is attributable to a $203.0 million increase in the average mortgage-backed securities balance, partially offset by a 18 basis point decrease in the average yield, from 5.78% to 5.60%, during the three months ended June 30, 1999 versus the three months ended June 30, 1998. This reduction in yield was the result of the addition of low initial coupon adjustable rate mortgage-backed securities.

Interest Expense

  Interest expense for the three months ended June 30, 1999 was $14.0 million, compared to $13.4 million for the three months ended June 30, 1998, an increase of $618,000, or 4.6%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities and a decrease in their associated cost. Average interest-bearing liabilities increased $146.4 million, or 13.9%, to $1.196 billion for the three months ended June 30, 1999, from $1.150 billion for the three months ended June 30, 1998. Of this amount, average deposits declined $27.7 million, or 4.3%, from $641.6 during the three months ended June 30, 1998 to $613.9 million during the three months ended June 30, 1999. The average cost of deposits for the three months ended June 30, 1999 fell 56 basis points compared to the three months ended June 30, 1998 due to a decline in the general level of interest rates and to the Company's less aggressive deposit pricing strategy.

  Average Federal Home Loan Bank advances and other borrowings grew 42.7% to $582.3 million during the three months ended June 30, 1999 versus $408.2 million during the comparable period in 1998. Because of a decline in market interest rates and the maturities of several "higher" rate advances, the cost of Federal Home Loan Bank advances and other borrowings fell 51 basis points during this time period, from 5.83% to 5.32%.

Net Interest Income

  Net interest income before loan loss provision decreased $264,000, or 3.4%, to $7.5 million from $7.8 million, for the three months ended June 30, 1999 and 1998, respectively. This decrease was due to a re-deployment of funds from interest-earning assets to purchase $30.0 million of Bank-Owned Life Insurance ("BOLI") and a $13.2 million decrease in average stockholders' equity primarily due to the Company's capital stock repurchase program. Earnings from BOLI are reported as non-interest income. The Company's interest rate spread increased to 2.02%, compared to 1.99%, for the same period in fiscal years 2000 and 1999, respectively.

Provision for Loan Losses

  The Company's provision for loan losses remained at $300,000 for the three months ended June 30, 1999 and 1998. The Company's allowance for loan losses was $12.3 million, or 1.59% of loans receivable at June 30, 1999, up from $12.0 million, or 1.54% of loans receivable at March 31, 1999. Allowance for loan losses was 534% and 471% of non-performing loans at June 30, 1999 and March 31, 1999, respectively. To the extent the Company experiences increases in the balance of its loan portfolio or increases its concentration of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

  Non-performing loans at June 30, 1999 decreased $250,000 to $2.3 million, or 0.30% of loans receivable, from $2.6 million, or 0.33% of loans receivable at March 31, 1999. At June 30, 1999, the Company's non-performing assets, which include non-performing loans and foreclosed properties (real estate owned), decreased $313,000 to $2.6 million compared to $2.9 million at March 31, 1999. Decreases in non-performing loans and assets are primarily a result of continued strengthening in the local economy and conservative loan underwriting.

Non-interest Income

  Non-interest income decreased $314,000, or 18.1%, to $1.4 million from $1.7 million for the three months ended June 30, 1999 and 1998, respectively. The decrease is primarily attributable to a $927,000 decrease in gain (loss) on sale of mortgage loans, partially offset by $380,000 earnings on Bank-Owned Life Insurance, a $137,000 unrealized gain on trading securities, and $107,000 in commissions earned by the FIRSTFED INSURANCE AGENCY, LLC. The decrease in gain (loss) on sale of mortgage loans is due primarily to unfavorable secondary market conditions that existed during the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. During the recent quarter, mortgage interest rates rose significantly, having a negative impact on the price of loans sold in the secondary market. A significant offset to the loss on sale of mortgage loans is an unrecognized increase in the market value of the Company's mortgage servicing rights ("MSR").

Non-interest Expense

  Non-interest expense decreased $288,000, or 4.4%, to $6.3 million from $6.5 million, for the three months ended June 30, 1999 and 1998, respectively. The decrease is primarily attributable to a $368,000 decrease in compensation and benefits expense and a $65,000 decrease in deposit insurance premiums. Partially offsetting these decreases was a $172,000 increase in data processing costs. Decreases in compensation and benefits were the result of lower costs associated with stock-based benefit plans including the Employee Stock Ownership Plan ("ESOP") and the 1997 Stock-based Incentive Plan ("SIP"). Data processing costs increased as a result of an increase in number of customers and their transactions.

Income Taxes

  Income tax expense decreased $298,000, or 29.2%, from $1.0 million in the three months ended June 30, 1998 to $722,000 for the three months ended June 30, 1999. This decrease is a result of the Company's implementation of certain tax strategies and the purchase of Bank-Owned Life Insurance during the second-half of fiscal year 1999. Overall, the Company's effective tax rate was reduced to 29.8% during the first quarter of fiscal year 2000, from 37.6% for the first quarter of fiscal year 1999.

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

  In recent years, the Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally twelve years or less) fixed-rate, one- to four-family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; (3) investing primarily in adjustable rate mortgage-backed securities and short-term fixed-rate collateralized mortgage obligations ("CMOs"); and (4) reducing the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and longer-term FHLB advances to replace rate sensitive deposits and fund asset growth. In addition, the Company engaged in two interest rate swap agreements with a total notional principal amount of $50 million to synthetically lengthen its liability maturities.

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

  At June 30, 1999, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a positive 2.03%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would reprice downward at a faster rate than its interest-bearing liabilities, which, consequently, may negatively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would reprice upward at a faster rate than its interest-bearing liabilities which, consequently, may positively affect the Company's net interest income.

  Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

  The Company's interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the change in the Company's net interest income ("NII") and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis for the Bank using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates. The Company monitors the change in estimated NPV versus limits imposed by the Company's Board of Directors, and as of June 30, 1999, was in full compliance with those limits. See the Company's Annual Report on Form 10-K for the year ended March 31, 1999 for detailed gap and NPV tables.

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

  During fiscal year-end 2000, the Company continues to follow its practice of selling certain fixed-rate and adjustable-rate mortgage loans while generally retaining the servicing rights. In conjunction with this mortgage banking activity, the Company uses forward contracts in order to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity.

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

  Not Applicable

Item 3. Defaults Upon Senior Securities

  Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

  The annual meeting of stockholders was held July 29, 1999. The following proposals were voted on by the stockholders:

                                                             Withheld/  Broker
    Proposal                                  For    Against  Abstain  Non-Votes
    --------                               --------- ------- --------- ---------
1)Election of Directors:
   Richard W. Cederberg..................  5,777,291    --    234,347     --
   Gilbert C. Oliveira...................  5,768,784    --    242,854     --
   Dr. Paul A. Raymond...................  5,780,656    --    230,982     --
2)Ratification of KPMG LLP as independent
     auditors of the Company for the
     fiscal year ending March 31, 2000...  5,969,193 26,719    15,726     --

Item 5. Other Information

  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits:

       3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (1)

       3.2 Bylaws of FIRSTFED AMERICA BANCORP, INC. (1)

       4.0 Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)

      10.1 FIRSTFED AMERICA, INC. 1997 Stock-based Incentive Plan, as amended (2)(3)

      10.2 FIRSTFED AMERICA, INC. 1998 Stock Option Plan (3)

      27   Financial Data Schedule ( filed herewith )

  b) Reports on Form 8-K

    None
--------
(1) Incorporated into this document by reference from the Exhibits to Form S-1, Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.
(2) Incorporated into this document by reference from the proxy statement dated June 20, 1997 and filed with the SEC on June 20, 1997 (SEC No. 1-12305).
(3) Incorporated into this document by reference from Appendices A (Amendments to the FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive Plan) and B (FIRSTFED AMERICA, INC. 1998 Stock Option Plan), respectively, of the proxy statement dated June 15, 1998 and filed with the SEC on June 15, 1998 (SEC No. 1-12305).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Firstfed America Bancorp, Inc.
                                           Registrant

Date: August 16, 1999

                                                   /s/ Robert F. Stoico
                                          _____________________________________
                                              President and Chief Executive
                                                       Officer and
                                                  Chairman of the Board
                                              (Principal Executive Officer)

Date: August 16, 1999

                                                 /s/ Edward A. Hjerpe III
                                          _____________________________________
                                              Executive Vice President and
                                               Chief Operating Officer and
                                                 Chief Financial Officer
                                           (Principal Accounting and Financial
                                                        Officer)