Form 10-Q
period 1999-09-30
FIRSTFED AMERICA BANCORP INC
filed 1999-11-15
CIK 1023640

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


                 ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS 02777
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                                  Yes (X)   No ( )

As of September 30, 1999, there were 7,077,129 shares of the Registrant's Common Stock outstanding.

                        FIRSTFED AMERICA BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                                                                             Page
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 1999 (unaudited) and March 31, 1999                              2

               Consolidated Statements of Operations for the three months and six months ended September 30, 1999
               (unaudited) and 1998 (unaudited)                                                                                 3

               Consolidated Statements of Changes in Stockholders' Equity for the six months ended September 30, 1999
               (unaudited)                                                                                                      4

               Consolidated Statements of Cash Flows for the six months ended September 30, 1999  (unaudited) and 1998
               (unaudited)                                                                                                      5

               Notes to Unaudited Consolidated Financial Statements                                                             6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                            7

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                      20


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                                               22

      Item 2.  Changes in Securities and Use of Proceeds                                                                       22

      Item 3.  Default Upon Senior Securities                                                                                  22

      Item 4.  Submission of Matters to a Vote of Security Holders                                                             22

      Item 5.  Other Information                                                                                               22

      Item 6.  Exhibits and Reports on Form 8-K                                                                                23

SIGNATURES                                                                                                                     24

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                September 30,         March 31,
                        Assets                                                      1999                1999
                                                                                ------------         ----------
                                                                                 (unaudited)

Cash on hand and due from banks                                                 $    18,510            24,598
Short-term investments                                                                3,845            14,422
                                                                                -----------         ---------
    Total cash and cash equivalents                                                  22,355            39,020
Mortgage loans held for sale                                                         10,002            52,334
Investment in trading securities                                                        274                94
Investment securities available for sale
    (amortized cost of $5,660 and $5,660)                                             5,419             5,575
Mortgage-backed securities available for sale
    (amortized cost of $519,518 and $408,485)                                       515,868           408,451
Investment securities held to maturity
    (fair value of $- and $10,030)                                                     --               9,998
Mortgage-backed securities held to maturity
    (fair value of $3,499 and $5,733)                                                 3,420             5,608
Stock in Federal Home Loan Bank of Boston, at cost                                   29,800            28,682
Loans receivable, net
    (net of allowance for loan losses of $11,950 and $12,016)                       788,698           766,687
Accrued interest receivable                                                           6,587             6,369
Office properties and equipment, net                                                 24,660            25,255
Mortgage servicing rights                                                             7,222             6,537
Real estate owned, net                                                                 --                 344
Bank-Owned Life Insurance                                                            31,351            30,575
Prepaid expenses and other assets                                                     9,627             7,708
                                                                                -----------         ---------

                    Total assets                                                $ 1,455,283         1,393,237
                                                                                ===========         =========

    Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                                    $   668,330           674,870
    FHLB advances and other borrowings                                              652,536           585,981
    Advance payments by borrowers for taxes and insurance                             4,823             5,660
    Accrued interest payable                                                          3,707             3,058
    Other liabilities                                                                21,400            20,707
                                                                                -----------         ---------
                    Total liabilities                                             1,350,796         1,290,276
                                                                                -----------         ---------

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued                                                                     --                --
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       8,707,152 shares issued                                                           87                87
    Additional paid-in capital                                                       85,381            85,407
    Retained earnings                                                                59,666            56,892
    Accumulated other comprehensive loss                                             (2,483)             (150)
    Unallocated ESOP shares                                                          (4,647)           (4,647)
    Unearned 1997 stock-based incentive plan                                         (4,438)           (5,869)
    Treasury stock                                                                  (29,079)          (28,759)
                                                                                -----------         ---------
                    Total stockholders' equity                                      104,487           102,961
                                                                                -----------         ---------

                    Total liabilities and stockholders' equity                  $ 1,455,283         1,393,237
                                                                                ===========         =========

         See accompanying notes to consolidated financial statements

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                      For the Three Months           For the Six Months
                                                                      Ended September 30,            Ended September 30,
                                                                  ----------------------------- ------------------------------
                                                                      1999           1998            1999           1998
                                                                  -------------- -------------- --------------- --------------
                                                                           (unaudited)                   (unaudited)
Interest and dividend income:
    Loans                                                               $14,805        $16,522         $29,589        $33,600
    Investment securities                                                   127            534             424          1,089
    Mortgage-backed securities                                            7,276          4,245          13,302          7,535
    Federal Home Loan Bank stock                                            482            370             951            669
                                                                  -------------- -------------- --------------- --------------
         Total Interest and dividend income:                             22,690         21,671          44,266         42,893
                                                                  -------------- -------------- --------------- --------------

Interest expense:
    Deposit accounts                                                      6,265          7,248          12,574         14,728
    Borrowed funds                                                        8,472          7,155          16,191         13,085
                                                                  -------------- -------------- --------------- --------------
         Total interest expense                                          14,737         14,403          28,765         27,813
                                                                  -------------- -------------- --------------- --------------

         Net interest income before loan loss provision                   7,953          7,268          15,501         15,080

Provision for loan losses                                                   300            300             600            600
                                                                  -------------- -------------- --------------- --------------

         Net interest income after loan loss provision                    7,653          6,968          14,901         14,480

Non-interest income:
    Loan servicing income                                                   694            344           1,165            865
    Gain (loss) on sale of mortgage loans, net                            (457)            569           (931)          1,022
    Gain on sale of investments, net                                          0              8               0              8
    Service charges on deposit accounts                                     349            230             644            486
    Other income                                                            909            166           2,043            676
                                                                  -------------- -------------- --------------- --------------
         Total non-interest income                                        1,495          1,317           2,921          3,057
                                                                  -------------- -------------- --------------- --------------

Non-interest expense:
    Compensation and benefits                                             3,747          3,440           7,282          7,343
    Office occupancy and equipment                                        1,007            986           2,057          2,003
    Advertising and business promotion                                      310            162             561            461
    Data processing                                                         307            229             672            422
    Deposit insurance premiums                                               99            166             198            330
    Other expense                                                           833            866           1,783          1,828
                                                                  -------------- -------------- --------------- --------------
         Total non-interest expense                                       6,303          5,849          12,553         12,387
                                                                  -------------- -------------- --------------- --------------

         Income before income tax expense                                 2,845          2,436           5,269          5,150

Income tax expense                                                          922            773           1,644          1,793
                                                                  -------------- -------------- --------------- --------------

         Net income                                                       1,923          1,663           3,625          3,357
                                                                  ============== ============== =============== ==============

Basic earnings per share                                                  $0.30          $0.23           $0.57          $0.45
                                                                  ============== ============== =============== ==============

Diluted earnings per share                                                $0.30          $0.23           $0.57          $0.45
                                                                  ============== ============== =============== ==============

Weighted average shares outstanding -- basic                          6,392,510      7,166,794       6,363,972      7,403,204
                                                                  ============== ============== =============== ==============

Weighted average shares outstanding -- diluted                        6,392,510      7,166,794       6,363,972      7,421,726
                                                                  ============== ============== =============== ==============

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                   For the Six Months Ended September 30, 1999
                        (Dollars and shares in thousands)
                                   (unaudited)


                                                            Shares                                    Accumulated
                                                              of               Additional                other      Unallocated
                                                  Preferred common    Common    paid-in   Retained   comprehensive     ESOP
                                                   stock     stock    stock     capital   earnings      (loss)        shares
                                                  --------- -------- --------- ---------- ---------- -------------- -----------
Balance at March 31, 1999                                -    8,707      $ 87   $ 85,407   $ 56,892        $  (150)   $ (4,647)

      Earned SIP stock awards                            -        -         -       (154)         -              -           -
      Earned ESOP shares charged to expense              -        -         -        128          -              -           -
      Cash dividends declared and paid
         (1st quarter at $0.05 per share;
          2nd quarter at $0.07 per share)                -        -         -          -       (851)             -           -
      Common stock acquired under
            repurchase program
         (14,900 shares at a price
         of $12.63 per share)                            -        -         -          -          -              -           -
      Common stock acquired for certain
            employee benefit plans
            (11,403 shares at an average price
             of $14.05 per share)                        -        -         -          -          -              -           -
      Common stock sold from certain
         employee benefit plans
         (1,708 shares at an average price
         of $16.57 per share)                            -        -         -          -          -              -           -
      Comprehensive income:
         Net income                                      -        -         -          -      3,625              -           -
         Other comprehensive income, net of tax
            Unrealized holding losses on
                available for sale securities            -        -         -          -          -         (3,774)          -
            Reclassification adjustment for
            losses
                (gains)  included in net income          -        -         -          -          -              -           -
                                                                                                     --------------
            Net unrealized losses                        -        -         -          -          -         (3,774)          -
            Tax effect                                   -        -         -          -          -          1,441           -
                                                                                                     --------------
            Net-of-tax effect                            -        -         -          -          -         (2,333)          -

      Total comprehensive income                         -        -         -          -          -              -           -
                                                  --------- -------- --------- ---------- ---------- -------------- -----------
Balance at September 30, 1999                            -    8,707      $ 87   $ 85,381   $ 59,666      $  (2,483)   $ (4,647)
                                                  ========= ======== ========= ========== ========== ============== ===========

                                                  Unallocated
                                                     1997
                                                  stock-based
                                                   incentive                  Total
                                                  plan (SIP)    Treasury   stockholders'
                                                    shares       stock        equity
                                                  ------------ ----------- -------------
Balance at March 31, 1999                            $ (5,869)  $ (28,759)    $ 102,961

      Earned SIP stock awards                           1,431           -         1,277
      Earned ESOP shares charged to expense                 -           -           128
      Cash dividends declared and paid
         (1st quarter at $0.05 per share;
         2nd quarter at $0.07 per share)                    -           -          (851)
      Common stock acquired under
         repurchase program
         (14,900 shares at a price
         of $12.63 per share)                               -        (189)         (189)
      Common stock acquired for certain
         employee benefit plans
         (11,403 shares at an average price
         of $14.05 per share)                               -        (160)         (160)
      Common stock sold from certain
         employee benefit plans
         (1,708 shares at an average price
         of $16.57 per share)                               -          29            29
      Comprehensive income:
         Net income                                         -           -         3,625
         Other comprehensive income, net of tax
            Unrealized holding losses on
                available for sale securities               -           -             -
            Reclassification adjustment for
            losses
                (gains)  included in net income             -           -             -

            Net unrealized losses                           -           -             -
            Tax effect                                      -           -             -

            Net-of-tax effect                               -           -        (2,333)
                                                                           -------------
      Total comprehensive income                            -           -         1,292
                                                  ------------ ----------- -------------
Balance at September 30, 1999                        $ (4,438)  $ (29,079)    $ 104,487
                                                  ============ =========== =============

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                                                                For the Six Months
                                                                                                Ended September 30,
                                                                                            -----------------------------
                                                                                                 1999           1998
                                                                                            --------------- -------------
Cash flows from operating activities:
  Net income                                                                                    $    3,625     $   3,357
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization (accretion) of:
       Premium on investment and mortgage-backed securities held to maturity                             1             1
       Premium on investment and mortgage-backed securities available for sale                         530           309
       Deferred loan origination (costs) fees                                                           92          (50)
       Mortgage servicing rights                                                                       864           769
     Provisions for:
       Loan losses                                                                                     600           600
       Deferred income taxes                                                                             -            10
     (Gains) losses on sales of:
       Investment securities available for sale                                                          -           (8)
       Real estate owned                                                                              (60)          (52)
       Land, building and equipment                                                                   (30)             -
       Mortgage loans                                                                                  931       (1,022)
     Net proceeds from sales of mortgage loans                                                     188,193       317,684
     Origination of mortgage loans held for sale                                                 (148,341)     (272,756)
     Unrealized gain on trading securities                                                            (80)             -
     Provision for real estate owned                                                                  (43)             -
     Depreciation of office properties and equipment                                                 1,265         1,077
     Appreciation in fair value of ESOP shares                                                         128           375
     Earned SIP shares                                                                               1,277         1,217
     Increase or decrease in:
       Accrued interest receivable                                                                   (218)         (314)
       Prepaid expenses and other assets                                                           (1,255)         (189)
       Accrued interest payable                                                                        649           172
       Accrued income taxes and other liabilities                                                      693      (15,977)
                                                                                            --------------- -------------
         Net cash provided by operating activities                                                  48,821        35,203
                                                                                            --------------- -------------

Cash flows from investing activities:
  Purchase of trading securities                                                                $    (100)     $   (100)
  Purchase of investment securities available for sale                                                   -       (3,845)
  Purchase of mortgage-backed securities available-for-sale                                      (178,847)     (146,142)
  Sale of mortgage-backed securities available-for-sale                                                  -         3,897
  Payments received on mortgage-backed securities available for sale                                67,283        45,524
  Purchases of investment securities held to maturity                                                    -     (120,788)
  Maturities of investment securities held to maturity                                              10,000       130,288
  Payments received on mortgage-backed securities held to maturity                                   2,185         3,154
  Purchase of Federal Home Loan Bank stock                                                         (1,118)       (6,912)
  Net decrease (increase) in loans                                                                (22,873)        40,472
  Proceeds from sales of real estate owned                                                             617           325
  Purchases of office properties and equipment                                                       (743)       (1,365)
  Sale of office properties and equipment                                                              103             -
                                                                                            --------------- -------------
         Net cash used in investing activities                                                   (123,493)      (55,492)
                                                                                            --------------- -------------

Cash flows from financing activities:
  Net decrease in deposits                                                                      $  (6,540)    $ (41,806)
  Proceeds from FHLB advances and other borrowings                                                 736,152       685,094
  Repayments on FHLB advances and other borrowings                                               (669,597)     (599,586)
  Net change in advance payments by borrowers for taxes and insurance                                (837)       (1,207)
  Cash dividends paid                                                                                (851)         (413)
  Payments to acquire stock-based incentive plan shares                                                  -       (2,502)
  Payments to acquire common stock for treasury stock                                                (320)      (17,314)
                                                                                            --------------- -------------
         Net cash provided by financing activities                                                  58,007        22,266
                                                                                            --------------- -------------

Net increase (decrease) in cash and cash equivalents                                              (16,665)         1,977
Cash and cash equivalents at beginning of period                                                    39,020        32,021
                                                                                            --------------- -------------

Cash and cash equivalents at end of period                                                      $   22,355     $  33,998
                                                                                            =============== =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                                                   $   28,116     $  27,641
                                                                                            =============== =============
     Income taxes                                                                               $    1,350     $   3,028
                                                                                            =============== =============
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans                                                      $      170     $      61
                                                                                            =============== =============

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

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2000.

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

Note 2.  Impact of Recent Accounting Pronouncements
---------------------------------------------------

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND MARCH 31, 1999

General

     Total assets at September 30, 1999 were $1.455 billion, an increase of $62.0 million, or 4.5%, compared to $1.393 billion at March 31, 1999. Asset growth was primarily attributable to growth in mortgage-backed securities available for sale which increased $107.4 million, or 26.3%, to $515.9 million at September 30, 1999 from $408.5 million at March 31, 1999 and an increase in loans receivable, net, which increased $22.0 million, or 2.9%, to $788.7 million at September 30, 1999 from $766.7 million at March 31, 1999. Partially offsetting this growth was a $42.3 million decrease in mortgage loans held for sale, a $16.7 million decrease in cash and cash equivalents, and a $10.0 million decrease in investment securities held to maturity. Deposit balances declined by $6.5 million, to $668.3 million at September 30, 1999 from $674.9 million at March 31, 1999. Balance sheet growth was primarily funded by a $66.6 million increase in Federal Home Loan Bank of Boston advances and other borrowings during the six months ended September 30, 1999.

     Total stockholders' equity increased $1.5 million to $104.5 million at September 30, 1999, from $103.0 million at March 31, 1999, primarily due to net income for the six months ended September 30, 1999 of $3.6 million. Stockholders' equity to assets was 7.18% at September 30, 1999, down from 7.39% at March 31, 1999, the result of a 4.5% increase in assets versus a 1.5% increase in stockholder's equity.

Liquidity and Capital

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings ("liquidity ratio"). At September 30, 1999 and March 31, 1999, the Bank's liquidity ratio was 39.1% and 30.4%, respectively. The OTS required liquidity ratio is 4.0%.

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $553.9 million, or 38.1% of total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including a $25 million FHLB secured line of credit, FHLB advances, and other borrowings from securities dealers. At September 30, 1999, the Company had $652.5 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $219.2 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

     At September 30, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $103.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from September 30, 1999 totaled $338.2 million. The Company expects that it will retain a majority of maturing certificate accounts.

     At September 30, 1999, the consolidated stockholders' equity to total assets ratio was 7.18%. At September 30, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $100.2 million, or 6.90%, of total adjusted assets, was above the required level of $29.1 million or 2.0%; core capital of $100.2 million, or 6.90% of total adjusted assets, was above the required level of $58.1 million, or 4.0%; risk-based capital of $108.5 million, or 16.3% of risk-weighted assets, was above the required level of $53.1 million or 8.0%, and Tier 1 risk-based capital of $100.2 million, or 15.1% of risk-weighted assets, was above the required level of $26.7 million or 4.0%. The Bank is considered a Awell capitalized@ institution under the OTS prompt corrective action regulations.


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

     The Company has utilized both internal and external resources to test and reprogram or replace software and hardware (including non-technology systems) for Year 2000 modifications. The Company has completed renovation and testing of all mission critical processing systems. Testing and remediation of non-critical applications was completed by September 30, 1999.

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

     In the unlikely event the Company experiences problems due to either internal and/or external systemic failure, a contingency plan has been developed outlining alternative methods of processing until the affected systems have been corrected or replaced. The worst case scenario considered by the Bank involves a general failure of multiple processing systems supporting mission-critical loan and deposit platforms. Accordingly, the Bank has developed a contingency plan outlining alternate processing routines to protect the integrity of deposit and loan data while maintaining an acceptable level of customer service should such an outage occur. Testing of the viability of alternative processing methods will continue throughout the remainder of 1999. In addition, the Company has performed a risk assessment of significant existing customers to determine their exposure to Year 2000 related issues and on the customer's ability to perform in accordance with contractual agreements. Management has determined the Company's exposure to this risk is low. Furthermore, a Year 2000 risk assessment is performed on all new customers entering into a significant relationship with the Company.

     The total cost of the Year 2000 project is estimated at $200,000 to $300,000. This estimate has been revised based on favorable results of mission-critical system testing and lower than projected expenditures for software and hardware upgrades. A significant portion of the costs are not incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources. The Company does not explicitly track internal costs associated with the Year 2000 project. For the three months ended September 30, 1999 and for the entire project through September 30, 1999, the Company has expensed approximately $4,000 and $154,000, respectively, toward Year 2000 remediation efforts. In addition, in preparation for the Year 2000 project, the Company underwent a February, 1998 conversion to a new processing system for all loan and deposit applications at a cost of approximately $700,000.

     The costs of the Year 2000 related modifications were based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.


Pending Legislation

     Legislation recently enacted by Congress eliminates many Federal and State law barriers to affiliations among banks and other financial service providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Community Reinvestment Act of 1977 rating as of its most recent examination.

     The President is expected to sign the legislation into law in the very near future.

Asset Quality

     At September 30, 1999, non-accrual loans totaled $1.1 million and there was no real estate owned ("REO"). The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended September 30, 1999 was $14,000 and was $29,000 for the six months ended September 30, 1999. The following table sets forth information regarding non-accrual loans and REO.

                                                                            At September 30,       At March 31,
                                                                                 1999                   1999
                                                                            ----------------       ------------
                                                                                    (Dollars in thousands)
           Non-accrual loans:
             Mortgage loans:
               One- to four-family....................................                $  510                $  971
               Multi-family...........................................                     -                     -
               Commercial real estate                                                    247                 1,142
               Construction and land..................................                   117                   117
                                                                                      ------                ------
                   Total mortgage loans...............................                   874                 2,230
                                                                                      ------                ------
             Commercial loans.........................................                   252                   280
                                                                                      ------                ------
             Consumer loans:
               Home equity lines                                                           -                    36
               Second mortgages.......................................                     -                     -
               Other consumer loans...................................                     6                     4
                                                                                      ------                ------
                   Total consumer loans...............................                     6                    40
                                                                                      ------                ------
                   Total nonaccrual loans.............................                 1,132                 2,550
           Real estate owned, net(1)..................................                     -                   344
                                                                                      ------                ------
               Total non-performing assets ...........................                $1,132                $2,894
                                                                                      ======                ======

           Allowance for loan losses as a percent
             percent of loans(2)                                                        1.49%                 1.54%
           Allowance for loan losses as percent
             of non-performing loans(3)                                             1,055.65%               471.22%
           Non-performing loans as a percent
             of loans(2)(3)                                                             0.14%                 0.33%
           Non-performing assets as a percent
             of total assets(4)                                                         0.08%                 0.21%

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

Cautionary Statement

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information about the Company and it's business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the Securities and Exchange Commission.

     The Company does not undertake - and specifically disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1998


Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company for the three months ended September 30, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                                     For the Three Months Ended September 30,
                                              ------------------------------------------------------------------------------------
                                                                 1999                                         1998
                                              -------------------------------------------  ---------------------------------------
                                                                              Average                                      Average
                                                  Average                      Yield/          Average                      Yield/
                                                  Balance       Interest        Cost           Balance        Interest       Cost
                                              -------------------------------------------  ---------------------------------------

                                              -------------------------------------------  ---------------------------------------
                                                        (Dollars in thousands)                       (Dollars in thousands)
Assets:
     Interest-earning assets:
      Loans receivable, net and
       mortgage loans held for sale                  $ 785,559       $14,805        7.54%          $ 871,522      $16,522      7.58%
      Investment securities                            41,739           609         5.80             58,767          904       6.10
      Mortgage-backed securities                      498,440         7,276         5.84            305,205        4,245       5.56
                                              ---------------- --------------------------  ----------------- ----------------------
           Total interest-earning assets            1,325,738        22,690         6.84          1,235,494       21,671       7.02
                                                               --------------------------                    ----------------------
     Noninterest-earning assets                        97,478                                        66,555
                                              ----------------                             -----------------
           Total assets                           $ 1,423,216                                   $ 1,302,049
                                              ================                             =================

Liabilities and Retained Earnings:
     Interest-bearing liabilities:
      Deposits                                      $ 612,009         6,265         4.07          $ 625,267        7,248        4.60
      FHLB advances and other borrowings              628,896         8,472         5.36            482,246        7,155        5.89
                                              ---------------- --------------------------  -----------------------------------------
           Total interest-bearing liabilities       1,240,905        14,737         4.72          1,107,513       14,403        5.16
                                                               --------------------------                   ------------------------
     Noninterest-bearing liabilities                   77,391                                        82,870
                                              ----------------
           Total liabilities                        1,318,296                                     1,190,383
                                              ----------------                             -----------------
     Retained earnings                                104,920                                       111,666
                                              ----------------
      Total liabilities and retained earnings     $ 1,423,216                                   $ 1,302,049
                                              ================                             =================

Net interest rate spread                                            $ 7,953        2.12%                         $ 7,268       1.86%
                                                               ==========================                   =======================
Net interest margin                                                                2.39%                                       2.33%
                                                                            =============                                ==========
Ratio of interest-earning assets to
interest-bearing liabilities                          106.84%                                       111.56%
                                              ================                             =================

General

     Net income increased $260,000, or 15.6%, to $1.9 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. Net interest income before loan loss provision increased $685,000, or 9.4%, to $8.0 million for the three months ended September 30, 1999. Non-interest income increased $178,000, non-interest expense increased $454,000, and income tax expense increased $149,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.


Interest Income

     Interest and dividend income for the three months ended September 30, 1999 was $22.7 million, compared to $21.7 million for the three months ended September 30, 1998, an increase of $1.0 million, or 4.7%. The increase in interest and dividend income is primarily attributable to a $90.2 million increase in average interest-earning assets which increased to $1.326 billion for the three months ended September 30, 1999 from $1.235 billion for the three months ended September 30, 1998. The increase in average interest-earning assets was mainly due to a $193.2 million increase in mortgage-backed securities available for sale, partially offset by a $86.0 million decrease in loans receivable, net. The increase in average interest-earning balances was accompanied by a 18 basis point decrease in average yield on interest-earning assets from 7.02% for the three months ended September 30, 1998 to 6.84% for the three months ended September 30, 1999. This decline was primarily the result of the addition of adjustable-rate and shorter-term fixed-rate mortgage-backed securities.

     Interest income on loans receivable, net and mortgage loans held for sale for the three months ended September 30, 1999 decreased by $1.7 million, or 10.4%, to $14.8 million compared to $16.5 million for the three months ended September 30, 1998. This decrease was attributable to a decrease of $86.0 million in average loan balance and a 4 basis point decrease in yield on loans receivable and mortgage loans held for sale. About $28.8 million of the $86.0 million decline in average loan balance was in mortgage loans held for sale.

     Interest and dividend income from investment securities and FHLB of Boston stock was $609,000 for the three months ended September 30, 1999, compared to $904,000 for the three months ended September 30, 1998. Investment securities average balances decreased by $17.0 million to an average of $41.7 million during the three months ending September 30, 1999 from $58.8 million during the three months ended September 30, 1998.

     Interest on mortgage-backed securities for the three months ended September 30, 1999 increased by $3.0 million to $7.3 million, compared to $4.2 million for the three months ended September 30, 1998. This increase in income is attributable to a $193.2 million increase in the average mortgage-backed securities balance and a 28 basis point increase in the average yield, from 5.56% to 5.84%, for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase in yield was the result of rising market interest rates which led to: a) higher rate resets on existing adjustable-rate mortgage-backed securities; b) slower mortgage prepayment rates and, therefore, slower amortization of purchase premiums; and, c) generally higher yields on new mortgage-backed securities purchased during the period.


Interest Expense

     Interest expense for the three months ended September 30, 1999 was $14.7 million, compared to $14.4 million for the three months ended September 30, 1998, an increase of $334,000, or 2.3%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities of $133.4 million and a decrease in their associated cost of 44 basis points.

     Average interest-bearing liabilities increased $133.4 million, or 12.0%, to $1.241 billion for the three months ended September 30, 1999, from $1.108 billion for the three months ended September 30, 1998. Of this amount, average deposits declined $13.3 million, or 2.1%, from $625.3 million during the three months ended September 30, 1998 to $612.0 million during the three months ended September 30, 1999. The average cost of deposits for the three months ended September 30, 1999 fell 53 basis points compared to the three months ended September 30, 1998 due to a decline in the general level of local deposit rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew $146.7 million, or 30.4%, to $628.9 million during the three months ended September 30, 1999 versus $482.2 million during the comparable period in 1998. Because of a sharp decline in market interest rates late in 1998, new borrowings were added and maturing "high" rate borrowings were replaced at rates significantly lower than the average cost of total borrowings. The cost of Federal Home Loan Bank advances and other borrowings fell 53 basis points, from 5.89% for the three months ended September 30, 1998 to 5.36% for the three months ended September 30, 1999.


Net Interest Income

     Net interest income before loan loss provision increased $685,000, or 9.4%, to $8.0 million from $7.3 million, for the three months ended September 30, 1999 and 1998, respectively. This increase was the net effect of a $90.2 million increase in interest earning assets and a 26 basis point increase in interest rate spread partially offset by a re-deployment of funds out of interest-earning assets and into $30.0 million of Bank-Owned Life Insurance ("BOLI") and a $6.7 million decrease in average stockholders' equity primarily due to the Company's capital stock repurchase program. Earnings from BOLI are reported as non-interest income. The Company's interest rate spread increased to 2.12% for the three months ended September 30, 1999, compared to 1.86% for the three months ended September 30, 1998.


Provision for Loan Losses

     The Company's provision for loan losses remained at $300,000 for the three months ended September 30, 1999 and 1998. The Company's allowance for loan losses was $12.0 million, or 1.49% of loans receivable, net, at September 30, 1999, unchanged from $12.0 million, or 1.54% of loans receivable at March 31, 1999. Allowance for loan losses was 1,056% and 471% of non-performing loans at September 30, 1999 and March 31, 1999, respectively. The increase in this ratio was primarily the result of a decrease in non-performing loans. To the extent the Company experiences increases in the balance of its loan portfolio or increases its concentration of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect real estate and business values in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements which differ from those of management. While management of the Company believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Company's allowance for loan losses which may adversely affect net income.

     Non-performing loans at September 30, 1999 decreased $1.4 million to $1.1 million, or 0.14% of loans receivable, net, from $2.6 million, or 0.33% of loans receivable, net, at March 31, 1999. At September 30, 1999, the Company's non-performing assets, which include non-performing loans and REO, decreased $1.8 million to $1.1 million compared to $2.9 million at March 31, 1999. Decreases in non-performing loans and assets are primarily a result of continued strengthening in the local economy and conservative loan underwriting.


Non-interest Income

     Non-interest income increased $178,000, or 13.5%, to $1.5 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. The increase is primarily attributable to a $350,000 increase in loan servicing income, a $743,000 increase in other non-interest income, and a $119,000 increase in service charges, partially offset by a $1.0 million decrease in gain (loss) on sale of mortgage loans. The increase in loan servicing income is primarily attributable to higher income from an increase in the servicing portfolio and a $237,000 reduction in the valuation reserve for mortgage servicing rights ("MSR") due to an increase in the market valuation of MSR. The increase in other non-interest income is primarily a result of $395,000 earnings from BOLI and a $248,000 increase in the fair value of investments held by certain employee benefit plans. The increase in service charges is the result of an increase in fee-based checking accounts. The decrease in gain (loss) on sale of mortgage loans was due to a rise in mortgage rates throughout 1999.


Non-interest Expense

     Non-interest expense increased $454,000, or 7.8%, to $6.3 million for the three months ended September 30, 1999 from $5.8 million for the three months ended September 30, 1998. The increase is primarily attributable to a $307,000 increase in compensation and benefits and a $148,000 increase in advertising and promotion. The increase in compensation and benefits was due to increased staffing related to the opening of the Cranston banking office and the FIRSTFED INSURANCE AGENCY, LLC, and an increase in the fair value of investments held by certain employee benefit plans (offset by a comparable increase in non-interest income noted above), partially offset by a decrease in expense for stock-based benefit plans including the Employee Stock Ownership Plan ("ESOP") and the amended 1997 Stock-based Incentive Plan ("SIP").


Income Taxes

     Income tax expense increased $149,000, or 19.3%, to $922,000 for the three months ended September 30, 1999 from $773,000 for the three months ended September 30, 1998. The Company's effective tax rate increased to 32.4% for the three months ended September 30, 1999 from 31.7% for the three months ended September 30, 1998. The low effective tax rate was the result of the Company's investment in BOLI and other tax mitigation strategies.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1998


Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

         The following table sets forth certain information relating to the Company for the six months ended September 30, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                                                      For the Six Months Ended September 30,
                                              ------------------------------------------------------------------------------------
                                                                 1999                                         1998
                                              -------------------------------------------  ---------------------------------------
                                                                              Average                                      Average
                                                  Average                      Yield/          Average                      Yield/
                                                  Balance       Interest        Cost           Balance        Interest       Cost
                                              -------------------------------------------  ---------------------------------------

                                              -------------------------------------------  ---------------------------------------
                                                        (Dollars in thousands)                       (Dollars in thousands)
Assets:
     Interest-earning assets:
      Loans receivable, net and
       mortgage loans held for sale                 $ 792,941       $29,589        7.46%          $ 890,057      $33,600       7.55%
      Investment securities                            48,212         1,375         5.70             59,728        1,758       5.87
      Mortgage-backed securities                      464,934        13,302         5.72            266,814        7,535       5.65
                                              -------------------------------------------  ----------------------------------------
           Total interest-earning assets            1,306,087        44,266         6.78          1,216,599       42,893       7.05
                                                              ---------------------------                   -----------------------
     Noninterest-earning assets                        98,291                                        67,287
                                              ----------------                             -----------------
           Total assets                           $ 1,404,378                                   $ 1,283,886
                                              ================                             =================

Liabilities and Retained Earnings:
     Interest-bearing liabilities:
      Deposits                                      $ 612,939        12,574         4.10          $ 633,433       14,728       4.64
      FHLB advances and other borrow.                 605,595        16,191         5.35            447,201       13,085       5.84
                                              -------------------------------------------  ----------------------------------------
           Total interest-bearing liabilities       1,218,534        28,765         4.72          1,080,634       27,813       5.13
                                                              ---------------------------                   -----------------------
     Noninterest-bearing liabilities                   79,235                                        86,679
                                              ----------------                             -----------------
           Total liabilities                        1,297,769                                     1,167,313
                                              ----------------                             -----------------
     Retained earnings                                106,609                                       116,573
                                              ----------------
      Total liabilities and retained earnings     $ 1,404,378                                   $ 1,283,886
                                              ================                             =================

Net interest rate spread                                           $ 15,501        2.06%                        $ 15,080      1.92%
                                                              ===========================                   =======================
Net interest margin                                                                2.37%                                      2.47%
                                                                            =============                                ==========
Ratio of interest-earning assets to
interest-bearing liabilities                          107.19%                                       112.58%
                                              ================                             =================

General

     Net income increased $268,000, or 8.0%, to $3.6 million for the six months ended September 30, 1999 from $3.4 million for the six months ended September 30, 1998. Net interest income before loan loss provision increased $421,000, or 2.8%, to $15.5 million for the six months ended September 30, 1999. Non-interest income decreased $136,000, non-interest expense increased $166,000, and income tax expense decreased $149,000 for the six months ended September 30, 1999 compared to the six months ended September 30, 1998.


Interest Income

     Interest and dividend income for the six months ended September 30, 1999 was $44.3 million, compared to $42.9 million for the six months ended September 30, 1998, an increase of $1.4 million, or 3.2%. The increase in interest and dividend income is primarily attributable to a $89.5 million increase in average interest-earning assets which increased to $1.306 billion for the six months ended September 30, 1999 from $1.217 billion for the six months ended September 30, 1998. The increase in average interest-earning assets was mainly due to a $198.1 million increase in mortgage-backed securities available for sale, partially offset by a $97.1 million decrease in loans receivable, net. The increase in average interest-earning balances was accompanied by a 27 basis point decrease in average yield on interest-earning assets from 7.05% for the six months ended September 30, 1998 to 6.78% for the six months ended September 30, 1999. This decline was primarily the result of the addition of adjustable-rate and shorter-term fixed-rate mortgage-backed securities.

     Interest income on loans receivable, net and mortgage loans held for sale for the six months ended September 30, 1999 decreased by $4.0 million, or 11.9%, to $29.6 million from $33.6 million for the six months ended September 30, 1998. This decrease was attributable to a $97.1 million decrease in average loan balance and a 9 basis point decrease in yield on loans receivable and mortgage loans held for sale. About $29.3 million of the $97.1 million decline in average loan balance was in mortgage loans held for sale.

     Interest and dividend income from investment securities and FHLB of Boston stock was $1.4 million for the six months ended September 30, 1999, compared to $1.8 million for the six months ended September 30, 1998. Investment securities average balances decreased by $11.5 million to an average of $48.2 million during the six months ending September 30, 1999 from $59.7 million during the six months ended September 30, 1998.

     Interest on mortgage-backed securities for the six months ended September 30, 1999 increased by $5.8 million to $13.3 million, compared to $7.5 million for the six months ended September 30, 1998. This increase in income is attributable to a $198.1 million increase in the average mortgage-backed securities balance and a 7 basis point increase in the average yield, from 5.65% to 5.72%, for the six months ended September 30, 1999 compared to the six months ended September 30, 1998. This increase in yield was the result of rising market interest rates which led to: a) higher rate resets on existing adjustable-rate mortgage-backed securities; b) slower mortgage prepayment rates and, therefore, slower amortization of purchase premiums; and, c) generally higher yields on new mortgage-backed securities purchased during the period.


Interest Expense

     Interest expense for the six months ended September 30, 1999 was $28.8 million, compared to $27.8 million for the six months ended September 30, 1998, an increase of $952,000, or 3.4%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities of $137.9 million and a decrease in their associated cost of 41 basis points.

     Average interest-bearing liabilities increased $137.9 million, or 12.8%, to $1.218 billion for the six months ended September 30, 1999, from $1.081 billion for the six months ended September 30, 1998. Of this amount, average deposits declined $20.5 million, or 3.2%, from $633.4 million during the six months ended September 30, 1998 to $612.9 million during the six months ended September 30, 1999. The average cost of deposits for the six months ended September 30, 1999 fell 54 basis points compared to the six months ended September 30, 1998 due to a decline in the general level of local deposit rates and to the Company's less aggressive deposit pricing strategy.

     Average Federal Home Loan Bank advances and other borrowings grew $158.4 million, or 35.4%, to $605.6 million during the six months ended September 30, 1999 versus $447.2 million during the comparable period in 1998. Because of a sharp decline in market interest rates late in 1998, new borrowings were added and maturing "high" rate borrowings were replaced at rates significantly lower than the average cost of total borrowings. The cost of Federal Home Loan Bank advances and other borrowings fell 49 basis points, from 5.84% for the six months ended September 30, 1998 to 5.35% for the six months ended September 30, 1999.


Net Interest Income

     Net interest income before loan loss provision increased $421,000, or 2.8%, to $15.5 million from $15.1 million, for the six months ended September 30, 1999 and 1998, respectively. This increase was the net effect of a $89.5 million increase in interest earning assets and a 14 basis point increase in interest rate spread partially offset by a re-deployment of funds out of interest-earning assets and into $30.0 million of Bank-Owned Life Insurance ("BOLI") and a $10.0 million decrease in average stockholders' equity primarily due to the Company's capital stock repurchase program. Earnings from BOLI are reported as non-interest income. The Company's interest rate spread increased to 2.06% for the six months ended September 30, 1999, compared to 1.92% for the six months ended September 30, 1998.


Provision for Loan Losses

     The Company's provision for loan losses remained at $600,000 for the six months ended September 30, 1999 and 1998. The Company's allowance for loan losses was $12.0 million, or 1.49% of loans receivable, net, at September 30, 1999, unchanged from $12.0 million, or 1.54% of loans receivable at March 31, 1999. Allowance for loan losses was 1,056% and 471% of non-performing loans at September 30, 1999 and March 31, 1999, respectively. The increase in this ratio was primarily the result of a decrease in non-performing loans. To the extent the Company experiences increases in the balance of its loan portfolio or increases its concentration of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect real estate and business values in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements which differ from those of management. While management of the Company believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Company's allowance for loan losses which may adversely affect net income.

     Non-performing loans at September 30, 1999 decreased $1.4 million to $1.1 million, or 0.14% of loans receivable, net, from $2.6 million, or 0.33% of loans receivable, net, at March 31, 1999. At September 30, 1999, the Company's non-performing assets, which include non-performing loans and REO, decreased $1.8 million to $1.1 million compared to $2.9 million at March 31, 1999. Decreases in non-performing loans and assets are primarily a result of continued strengthening in the local economy and conservative loan underwriting.


Non-interest Income

     Non-interest income decreased $136,000, or 4.5%, to $2.9 million for the six months ended September 30, 1999 from $3.1 million for the six months ended September 30, 1998. The decrease is primarily attributable to a $2.0 million loss on mortgage sales, partially offset by $775,000 in earnings from BOLI, a $217,000 increase in the fair value of investments held by certain employee benefit plans, a $237,000 reduction in the valuation reserve for MSR, and a $158,000 increase in service charges.


Non-interest Expense

     Non-interest expense increased $166,000, or 1.3%, to $12.6 million from $12.4 million, in the six months ended September 30, 1999 and 1998. The increase is primarily attributable to a $250,000 increase in data processing expense and a $100,000 increase in advertising and business promotion, partially offset by a $132,000 decrease in deposit insurance premiums and $61,000 decrease in compensation and benefits.


Income Taxes

     Income tax expense decreased $149,000, or 8.3%, to $1.6 million for the six months ended September 30, 1999 from $1.8 million for the six months ended September 30, 1998. The Company's effective tax rate decreased to 31.2% for the six months ended September 30, 1999 from 34.8% for the six months ended September 30, 1998. The low effective tax rate was the result of the Company's investment in BOLI and other tax mitigation strategies.

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

     At September 30, 1999, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 1.20%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would reprice downward at a faster rate than its interest-bearing liabilities, which, consequently, may negatively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would reprice upward at a faster rate than its interest-bearing liabilities which, consequently, may positively affect the Company's net interest income.

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

     The Company's interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the change in the Company's net interest income ("NII") and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis for the Bank using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates. The Company monitors the change in estimated NPV versus limits imposed by the Company's Board of Directors, and as of September 30, 1999, was in full compliance with those limits. As of September 30, 1999 there was no material difference between current and March 31, 1999 gap and NPV measures. See the Company's Annual Report on Form 10-K for the year ended March 31, 1999 for detailed gap and NPV tables.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

               The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company=s financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

               Not Applicable

Item 3.  Defaults Upon Senior Securities

               Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

               Not Applicable

Item 5.  Other Information

               Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

               a) Exhibits:

                    3.1 Certificate of Incorporation of FIRSTFED AMERICA
                        BANCORP, INC. (1)
                    3.2 Bylaws of FIRSTFED AMERICA BANCORP, INC. (1)
                    4.0 Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)
                   10.1 FIRSTFED AMERICA, INC. 1997 Stock-based Incentive Plan, as amended (2)(3)
                   10.2 FIRSTFED AMERICA, INC. 1998 Stock Option Plan (3)
                     27 Financial Data Schedule (filed herewith )

               b) Reports on Form 8-K

                    None

               ______________________

               (1) Incorporated into this document by reference from the Exhibits to Form S-1 Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.

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


                              FIRSTFED AMERICA BANCORP, INC.
                              --------------------------------------------
                              Registrant


Date: November 15, 1999       /s/ Robert F. Stoico
                              --------------------------------------------
                              President and Chief Executive Officer and
                              Chairman of the Board
                              (Principal Executive Officer)


Date: November 15, 1999       /s/ Edward A. Hjerpe III
                              --------------------------------------------
                              Executive Vice President and
                              Chief Operating Officer and
                              Chief Financial Officer
                              (Principal Accounting and Financial Officer)