Form 10-Q
period 1999-12-31
FIRSTFED AMERICA BANCORP INC
filed 2000-02-14
CIK 1023640

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

               For the quarterly period ended December 31, 1999

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

                                Yes [X]  No [_]

As of December 31, 1999, there were 6,743,029 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
 PART I FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets as of December 31, 1999 (unaudited)
           and March 31, 1999............................................     2
          Consolidated Statements of Operations for the three months and nine months ended December 31, 1999 (unaudited) and 1998
           (unaudited)...................................................     3
          Consolidated Statements of Changes in Stockholders' Equity for
           the nine months ended December 31, 1999 (unaudited)...........     4
          Consolidated Statements of Cash Flows for the nine months ended
           December 31, 1999 (unaudited) and 1998 (unaudited)............     5
          Notes to Unaudited Consolidated Financial Statements...........     6
  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     7
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    19

 PART II OTHER INFORMATION

  Item 1. Legal Proceedings..............................................    21
  Item 2. Changes in Securities and Use of Proceeds......................    21
  Item 3. Defaults Upon Senior Securities................................    21
  Item 4. Submission of Matters to a Vote of Security Holders............    21
  Item 5. Other Information..............................................    21
  Item 6. Exhibits and Reports on Form 8-K...............................    21

 SIGNATURES...............................................................   22

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       December 31, March 31,
                                                           1999        1999
                                                       ------------ ----------
                                                       (unaudited)
                        Assets
Cash on hand and due from banks.......................  $   21,036  $   24,598
Short-term investments................................      18,750      14,422
                                                        ----------  ----------
  Total cash and cash equivalents.....................      39,786      39,020
Mortgage loans held for sale..........................       3,876      52,334
Investment in trading securities......................         330          94
Investment securities available for sale (amortized
 cost of $5,660 and $5,660)...........................       5,323       5,575
Mortgage-backed securities available for sale
 (amortized cost of $537,323 and $408,485)............     532,177     408,451
Investment securities held to maturity (fair value of
 $- and $10,030)......................................         --        9,998
Mortgage-backed securities held to maturity (fair
 value of $3,276 and $5,733)..........................       3,235       5,608
Stock in Federal Home Loan Bank of Boston, at cost....      29,800      28,682
Loans receivable, net (net of allowance for loan
 losses of $12,111 and $12,016).......................     814,295     766,687
Accrued interest receivable...........................       6,537       6,369
Office properties and equipment, net..................      25,135      25,255
Mortgage servicing rights.............................       6,822       6,537
Real estate owned, net................................          61         344
Bank-Owned Life Insurance.............................      31,733      30,575
Prepaid expenses and other assets.....................      10,612       7,708
                                                        ----------  ----------
    Total assets......................................  $1,509,722  $1,393,237
                                                        ==========  ==========
         Liabilities and Stockholders' Equity
Liabilities:
  Deposits............................................  $  650,090  $  674,870
  FHLB advances and other borrowings..................     730,769     585,981
  Advance payments by borrowers for taxes and
   insurance..........................................       4,316       5,660
  Accrued interest payable............................       4,637       3,058
  Other liabilities...................................      18,957      20,707
                                                        ----------  ----------
Total liabilities.....................................   1,408,769   1,290,276
                                                        ----------  ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued............................         --          --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 8,707,152 shares issued................          87          87
  Additional paid-in capital..........................      85,431      85,407
  Retained earnings...................................      61,381      56,892
  Accumulated other comprehensive loss................      (3,471)       (150)
  Unallocated ESOP shares.............................      (4,647)     (4,647)
  Unearned 1997 stock-based incentive plan............      (4,438)     (5,869)
  Treasury stock......................................     (33,390)    (28,759)
                                                        ----------  ----------
    Total stockholders' equity........................     100,953     102,961
                                                        ----------  ----------
    Total liabilities and stockholders' equity........  $1,509,722  $1,393,237
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                  For the Three Months    For the Nine Months
                                   Ended December 31,     Ended December 31,
                                  ---------------------- ----------------------
                                     1999        1998       1999        1998
                                  ----------  ---------- ----------  ----------
                                       (unaudited)            (unaudited)
Interest and dividend income:
  Loans.......................... $   15,326  $   15,986 $   44,915  $   49,586
  Investment securities..........        199         550        623       1,639
  Mortgage-backed securities.....      8,091       4,816     21,393      12,351
  Federal Home Loan Bank stock...        500         413      1,451       1,082
                                  ----------  ---------- ----------  ----------
    Total Interest and dividend
     income:                          24,116      21,765     68,382      64,658
                                  ----------  ---------- ----------  ----------
Interest expense:
  Deposit accounts...............      6,187       6,554     18,761      21,282
  Borrowed funds.................      9,796       7,681     25,987      20,766
                                  ----------  ---------- ----------  ----------
    Total interest expense.......     15,983      14,235     44,748      42,048
                                  ----------  ---------- ----------  ----------
    Net interest income before
     loan loss provision.........      8,133       7,530     23,634      22,610
Provision for loan losses........        300         300        900         900
                                  ----------  ---------- ----------  ----------
    Net interest income after
     loan loss provision.........      7,833       7,230     22,734      21,710
                                  ----------  ---------- ----------  ----------
Non-interest income:
  Loan servicing income..........        457         560      1,622       1,425
  Gain (loss) on sale of mortgage
   loans, net....................        (80)        371     (1,011)      1,393
  Gain on sale of investments,
   net...........................        --          --         --            8
  Service charges on deposit
   accounts......................        395         313      1,039         799
  Other income...................        855         918      2,898       1,594
                                  ----------  ---------- ----------  ----------
    Total non-interest income....      1,627       2,162      4,548       5,219
                                  ----------  ---------- ----------  ----------
Non-interest expense:
  Compensation and benefits......      3,710       3,498     10,992      10,841
  Office occupancy and
   equipment.....................        961         858      3,018       2,861
  Advertising and business
   promotion.....................        202         151        763         612
  Data processing................        327         296        999         718
  Deposit insurance premiums.....         99         156        297         486
  Other expense..................        981       1,221      2,765       3,049
                                  ----------  ---------- ----------  ----------
    Total non-interest expense...      6,280       6,180     18,834      18,567
                                  ----------  ---------- ----------  ----------
    Income before income tax
     expense.....................      3,180       3,212      8,448       8,362
Income tax expense...............        979       1,024      2,623       2,817
                                  ----------  ---------- ----------  ----------
    Net income................... $    2,201  $    2,188 $    5,825  $    5,545
                                  ==========  ========== ==========  ==========
Basic earnings per share......... $     0.35  $     0.32 $     0.92  $     0.77
                                  ==========  ========== ==========  ==========
Diluted earnings per share....... $     0.35  $     0.32 $     0.92  $     0.77
                                  ==========  ========== ==========  ==========
Weighted average shares
 outstanding--basic..............  6,228,906   6,832,515  6,318,657   7,212,138
                                  ==========  ========== ==========  ==========
Weighted average shares
 outstanding--diluted............  6,228,906   6,832,515  6,318,657   7,212,138
                                  ==========  ========== ==========  ==========

          See accompanying notes to consolidated financial statements.

                        FIRSTFED AMERICA BANCORP, INC.
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended December 31, 1999
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                               Unallocated
                                                                                                  1997
                                                                      Accumulated              stock-based
                               Shares of        Additional               other     Unallocated  incentive                Total
                     Preferred  common   Common  paid-in   Retained  comprehensive    ESOP     plan (SIP)  Treasury  stockholders'
                       stock     stock   stock   capital   earnings     (loss)       shares      shares     stock       equity
                     --------- --------- ------ ---------- --------  ------------- ----------- ----------- --------  -------------
Balance at March
31, 1999...........     --       8,707    $ 87   $85,407   $56,892      $  (150)     $(4,647)    $(5,869)  $(28,759)   $102,961
 Earned SIP stock
 awards............     --         --      --       (154)      --           --           --        1,431        --        1,277
 Earned ESOP shares
 charged to
 expense...........     --         --      --        178       --           --           --          --         --          178
 Cash dividends
 declared and paid
 (1st quarter at
 $0.05 per share;
 2nd and 3rd
 quarters at $0.07
 per share)........     --         --      --        --     (1,336)         --           --          --         --       (1,336)
 Common stock
 acquired under
 repurchase program
 (349,000 shares at
 a price of $12.62
 per share)........     --         --      --        --        --           --           --          --      (4,405)     (4,405)
 Common stock
 acquired for
 certain Employee
 benefit plans
 (18,600 shares at
 an average price
 of $13.71 per
 share)............     --         --      --        --        --           --           --          --        (255)       (255)
 Common stock sold
 from certain
 Employee benefit
 plans (1,708
 shares at an
 average price of
 $16.57 per
 share)............     --         --      --        --        --           --           --          --          29          29
 Comprehensive
 income:
 Net income........     --         --      --        --      5,825          --           --          --         --        5,825
 Other
 comprehensive
 income, net of
 tax Unrealized
 holding losses on
 Available for
 sale securities...     --         --      --        --        --        (5,365)         --          --         --          --
 Reclassification
 adjustment for
 losses (gains)
 included in net
 income............     --         --      --        --        --           --           --          --         --          --
                                                                        -------
 Net unrealized
 losses............     --         --      --        --        --        (5,365)         --          --         --          --
 Tax effect........     --         --      --        --        --         2,044          --          --         --          --
                                                                        -------
 Net-of-tax
 effect............     --         --      --        --        --        (3,321)         --          --         --       (3,321)
                                                                                                                       --------
   Total
   comprehensive
   income..........     --         --      --        --        --           --           --          --         --        2,504
                        ---      -----    ----   -------   -------      -------      -------     -------   --------    --------
Balance at December
31, 1999...........     --       8,707    $ 87   $85,431   $61,381      $(3,471)     $(4,647)    $(4,438)  $(33,390)   $100,953
                        ===      =====    ====   =======   =======      =======      =======     =======   ========    ========

         See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                  (unaudited)

                                                         For the Nine Months
                                                          Ended December 31,
                                                        -----------------------
                                                           1999         1998
                                                        -----------  ----------
Cash flows from operating activities:
 Net income...........................................  $     5,825  $    5,545
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Amortization (accretion) of:
  Premium on investment and mortgage-backed
   securities held to maturity........................            2           4
  Premium on investment and mortgage-backed
   securities available for sale......................          459         734
  Deferred loan origination costs.....................         (132)       (111)
  Mortgage servicing rights...........................        1,462       1,254
 Provisions for loan losses...........................          900         900
 (Gains) losses on sales of:
  Investment securities available for sale............          --           (8)
  Real estate owned...................................          (52)        (81)
  Land, building and equipment........................          (30)        --
  Mortgage loans......................................        1,011      (1,393)
 Net proceeds from sales of mortgage loans............      210,739     417,602
 Origination of mortgage loans held for sale..........     (165,039)   (437,305)
 Unrealized gain on trading securities................         (136)        --
 Provision for real estate owned......................          (43)        --
 Depreciation of office properties and equipment......        1,890       1,637
 Appreciation in fair value of ESOP shares............          178         451
 Earned SIP shares....................................        1,277       1,217
 Increase or decrease in:
  Accrued interest receivable.........................         (168)       (147)
  Prepaid expenses and other assets...................       (2,017)    (29,761)
  Accrued interest payable............................        1,579       1,521
  Accrued income taxes and other liabilities..........       (1,750)     (5,635)
                                                        -----------  ----------
   Net cash provided (used) by operating activities...       55,955     (43,576)
                                                        -----------  ----------
Cash flows from investing activities:
 Purchase of trading securities.......................  $      (100) $     (100)
 Purchase of investment securities available for
  sale................................................          --       (3,845)
 Purchase of mortgage-backed securities available-for-
  sale................................................     (218,473)   (248,600)
 Sale of mortgage-backed securities available-for-
  sale................................................          --        3,906
 Payments received on mortgage-backed securities
  available for sale..................................       89,174      89,450
 Maturities of investment securities available for
  sale................................................          --        4,000
 Maturities of investment securities held to
  maturity............................................       10,000       9,500
 Payments received on mortgage-backed securities held
  to maturity.........................................        2,369       5,327
 Purchase of Federal Home Loan Bank stock.............       (1,118)     (9,972)
 Net decrease (increase) in loans.....................      (48,607)     61,005
 Proceeds from sales of real estate owned.............          609         607
 Purchases of office properties and equipment.........       (1,843)     (1,993)
 Sale of office properties and equipment..............          103         --
                                                        -----------  ----------
   Net cash used in investing activities..............     (167,886)    (90,715)
                                                        -----------  ----------
Cash flows from financing activities:
 Net decrease in deposits.............................  $   (24,780) $  (44,051)
 Proceeds from FHLB advances and other borrowings.....    1,981,836   1,097,066
 Repayments on FHLB advances and other borrowings.....   (1,837,048)   (869,408)
 Net change in advance payments by borrowers for taxes
  and insurance.......................................       (1,344)     (1,840)
 Cash dividends paid..................................       (1,336)       (796)
 Payments to acquire stock-based incentive plan
  shares..............................................          --       (2,502)
 Payments to acquire common stock for treasury stock..       (4,631)    (23,139)
                                                        -----------  ----------
   Net cash provided by financing activities..........      112,697     155,330
                                                        -----------  ----------
Net increase (decrease) in cash and cash equivalents..          766      21,039
Cash and cash equivalents at beginning of period......       39,020      32,021
                                                        -----------  ----------
Cash and cash equivalents at end of period............  $    39,786  $   53,060
                                                        ===========  ==========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest.............................................  $    43,169  $   40,527
                                                        ===========  ==========
 Income taxes.........................................  $     1,835  $    3,328
                                                        ===========  ==========
Supplemental disclosures of noncash investing
 activities:
 Property acquired in settlement of loans.............  $       231  $      245
                                                        ===========  ==========

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

  The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2000.

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

Note 2. Impact of Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 1999 and March 31, 1999

 General

  Total assets at December 31, 1999 were $1.510 billion, an increase of $116.5 million, or 8.4%, compared to $1.393 billion at March 31, 1999. Asset growth was primarily attributable to growth in mortgage-backed securities ("MBS") available for sale which increased $123.7 million, or 30.3%, to $532.2 million at December 31, 1999 from $408.5 million at March 31, 1999 and an increase in loans receivable, net, which increased $47.6 million, or 6.2%, to $814.3 million at December 31, 1999 from $766.7 million at March 31, 1999. Partially offsetting this growth was a $48.5 million decrease in mortgage loans held for sale and a $10.0 million decrease in investment securities held to maturity. Deposit balances declined by $24.8 million, to $650.1 million at December 31, 1999 from $674.9 million at March 31, 1999. Balance sheet growth was primarily funded by a $144.8 million increase in Federal Home Loan Bank of Boston ("FHLB") advances and other borrowings during the nine months ended December 31, 1999.

  Total stockholders' equity decreased $2.0 million to $101.0 million at December 31, 1999, from $103.0 million at March 31, 1999, due to a $4.6 million stock repurchase plan related increase in Treasury stock and a $3.3 million decrease in accumulated other comprehensive income, partially offset by a $5.9 million increase in retained earnings and unearned Stock Incentive Plan shares. Stockholders' equity to assets was 6.69% at December 31, 1999, down from 7.39% at March 31, 1999, the result of a 8.4% increase in assets and a 2.0% decrease in stockholder's equity.

 Liquidity and Capital

  The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings ("liquidity ratio"). At December 31, 1999 and March 31, 1999, the Bank's liquidity ratios were 34.0% and 30.4%, respectively. The OTS required liquidity ratio is 4.0%.

  The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and cash equivalents, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $581.5 million, or 38.5% of total assets.

  The Company has other sources of liquidity if a need for additional funds arises, including a $25 million FHLB secured line of credit, FHLB advances, and other borrowings from securities dealers. At December 31, 1999, the Company had $730.8 million in FHLB of Boston advances and other borrowings, and an additional borrowing capacity from the FHLB of $166.6 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

  At December 31, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed balances of construction loans totaling $90.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from December 31, 1999 totaled $332.8 million. The Company expects that it will retain a majority of maturing certificate accounts.

  At December 31, 1999, the consolidated stockholders' equity to total assets ratio was 6.69%. At December 31, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $97.9 million, or 6.49%, of total adjusted assets, was above the required level of $30.2 million or 2.0%; core capital of $97.9 million, or 6.49% of total adjusted assets, was above the required level of $60.4 million, or 4.0%; risk-based capital of $106.5 million, or 15.5% of risk-weighted assets, was above the required level of $55.0 million or 8.0% of risk-weighted assets, and Tier 1 risk-based capital of $97.9 million, or 14.3% of risk-weighted assets, was above the required level of $27.5 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

 Year 2000 Project

  Included in other non-interest expenses are charges incurred in connection with the modification or replacement of software and hardware to address the "Year 2000 issue," which allowed for the Company's computer, communications, and other related non-technology systems to properly recognize dates beyond December 31, 1999. The Company developed a plan that was based upon the Federal Financial Institutions Examination Council ("FFIEC") recommended phases and time frames for insuring Year 2000 readiness. These phases included awareness, assessment, renovation, validation, and implementation.

  The Company utilized both internal and external resources to test and reprogram or replace software and hardware (including non-technology systems), and worked with all of its mission critical vendors and service providers to determine the extent to which the Company was vulnerable to any failure of those third parties to remedy their own Year 2000 issues and received written assurances of readiness from all such parties. The Company's total Year 2000 project costs, as discussed below, include the estimated costs and time associated with the impact of third party Year 2000 issues.

  Throughout the Year 2000 date rollover, the Company did not experience any significant disruptions in it's data processing and computer systems (including non-technology systems) or with the systems of it's mission critical vendors, service providers, or significant borrowers. While systems functioned normally before, during, and immediately following the actual date rollover, there can be no guarantee that there will be no residual adverse effects on the Company's systems on other key dates in the foreseeable future.

  The final cost of the Year 2000 project is estimated at $175,000 to $225,000. This estimate has been revised based on the favorable results of the century date rollover and lower than projected expenditures for software and hardware upgrades. A significant portion of the costs were not incremental to the Company, but rather represented a reprioritization of existing internal systems technology resources. The Company did not explicitly track internal costs associated with the Year 2000 project. For the three months ended December 31, 1999 and for the entire project through December 31, 1999, the Company has expensed approximately $27,000 and $181,000, respectively, toward Year 2000 remediation efforts. In addition, in preparation for the Year 2000 project, the Company underwent a February, 1998 conversion to a new processing system for all loan and deposit applications at a cost of approximately $700,000.

  The costs of the Year 2000 related modifications were based on management's best estimates, which were derived utilizing numerous assumptions of numerous events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.

 Legislation

  Legislation recently enacted by Congress and signed into law by the President eliminates many Federal and State law barriers to affiliations among banks and other financial service providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Community Reinvestment Act of 1977 rating as of its most recent examination.

 Asset Quality

  At December 31, 1999, non-accrual loans totaled $2.1 million and real estate owned ("REO") totaled $61,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended December 31, 1999 was $15,000 and was $26,000 for the nine months ended December 31, 1999. The following table sets forth information regarding non-accrual loans and REO.

                                                   At December 31, At March 31,
                                                        1999           1999
                                                   --------------- ------------
                                                      (Dollars in thousands)
   Non-accrual loans:
     Mortgage loans:
       One- to four-family.......................      $  754         $  971
       Multi-family..............................         --             --
       Commercial real estate....................         160          1,142
       Construction and land.....................         --             117
                                                       ------         ------
         Total mortgage loans....................         914          2,230
                                                       ------         ------
     Commercial loans............................       1,131            280
                                                       ------         ------
     Consumer loans:
       Home equity lines.........................         --              36
       Second mortgages..........................          13            --
       Other consumer loans......................           5              4
                                                       ------         ------
         Total consumer loans....................          18             40
                                                       ------         ------
         Total nonaccrual loans..................       2,063          2,550
   Real estate owned, net(1).....................          61            344
                                                       ------         ------
   Total non-performing assets...................      $2,124         $2,894
                                                       ======         ======
   Allowance for loan losses as a percent percent
    of loans(2)..................................        1.47%          1.54%
   Allowance for loan losses as percent of non-
    performing loans(3)..........................      587.06%        471.22%
   Non-performing loans as a percent of
    loans(2)(3)..................................        0.25%          0.33%
   Non-performing assets as a percent of total
    assets(4)....................................        0.14%          0.21%

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

  The Company does not undertake--and specifically disclaims any obligation-- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED DECEMBER 31, 1998

Analysis of Net Interest Income

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

  The following table sets forth certain information relating to the Company for the three months ended December 31, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                 For the Three Months Ended December 31,
                         ---------------------------------------------------------
                                    1999                         1998
                         ---------------------------- ----------------------------
                                              Average                      Average
                          Average             Yield/   Average             Yield/
                          Balance    Interest  Cost    Balance    Interest  Cost
                         ----------  -------- ------- ----------  -------- -------
                           (Dollars in thousands)       (Dollars in thousands)
Assets:
  Interest-earning
   assets:
    Loans receivable,
     net and mortgage
     loans held for
     sale............... $  811,354  $15,326   7.56%  $  855,694  $15,986   7.47%
    Investment
     securities.........     46,865      699   5.93       70,270      963   5.44
    Mortgage-backed
     securities.........    532,156    8,091   6.08      352,245    4,816   5.47
                         ----------  -------   ----   ----------  -------   ----
      Total interest-
       earning assets...  1,390,375   24,116   6.94    1,278,209   21,765   6.81
                                     -------   ----               -------   ----
  Noninterest-earning
   assets...............     98,608                       71,886
                         ----------                   ----------
      Total assets...... $1,488,983                   $1,350,095
                         ==========                   ==========
Liabilities and
 shareholders' equity:
  Interest-bearing
   liabilities:
    Deposits............ $  608,884    6,187   4.04   $  597,111    6,554   4.35
    FHLB advances and
     other borrowings...    699,625    9,796   5.57      553,752    7,681   5.50
                         ----------  -------   ----   ----------  -------   ----
      Total interest-
       bearing
       liabilities......  1,308,509   15,983   4.86    1,150,863   14,235   4.91
                                     -------   ----               -------   ----
  Noninterest-bearing
   liabilities..........     76,708                       89,897
                         ----------                   ----------
      Total
       liabilities......  1,385,217                    1,240,760
                         ----------                   ----------
  Shareholders' equity..    103,766                      109,335
                         ----------                   ----------
    Total liabilities
     and shareholders'
     equity............. $1,488,983                   $1,350,095
                         ==========                   ==========
Net interest rate
 spread.................             $ 8,133   2.08%              $ 7,530   1.90%
                                     =======   ====               =======   ====
Net interest margin.....                       2.33%                        2.34%
                                               ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     106.26%                      111.07%
                         ==========                   ==========

General

  Net income increased $13,000, or 0.6%, to $2.2 million for the three months ended December 31, 1999 and for the three months ended December 31, 1998. Net interest income before loan loss provision increased $603,000, or 8.0%, to $8.1 million for the three months ended December 31, 1999 from $7.5 million for the three months ended December 31, 1998. Non-interest income decreased $535,000, non-interest expense increased $100,000, and income tax expense decreased $45,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

Interest Income

  Interest and dividend income for the three months ended December 31, 1999 was $24.1 million, compared to $21.8 million for the three months ended December 31, 1998, an increase of $2.4 million, or 10.8%. The increase in interest and dividend income is primarily attributable to a $112.2 million increase in average interest-earning assets which increased to $1.390 billion for the three months ended December 31, 1999 from $1.278 billion for the three months ended December 31, 1998. The increase in average interest-earning assets was mainly due to a $179.9 million increase in mortgage-backed securities, partially offset by a $44.3 million decrease in loans receivable, net, and a $23.4 million decrease in investment securities. The increase in average interest-earning balances was accompanied by a 13 basis point increase in average yield on interest-earning assets from 6.81% for the three months ended December 31, 1998 to 6.94% for the three months ended December 31, 1999. This yield increase was primarily the result of rising interest rates which led to upward resets on the Company's adjustable rate loans and mortgage-backed securities, as well as the addition of adjustable-rate loans and mortgage-backed securities at higher market yields relative to the existing loan and MBS portfolio.

  Interest income on loans receivable, net and mortgage loans held for sale for the three months ended December 31, 1999 decreased by $660,000, or 4.1%, to $15.3 million compared to $16.0 million for the three months ended December 31, 1998. This decrease was attributable to a decrease of $44.3 million in average loan balance partially offset by a 9 basis point increase in yield on loans receivable and mortgage loans held for sale. About $38.7 million of the $44.3 million decline in average loan balance was in mortgage loans held for sale.

  Interest and dividend income from investment securities and FHLB of Boston stock was $699,000 for the three months ended December 31, 1999, compared to $963,000 for the three months ended December 31, 1998. Investment securities average balances decreased by $23.4 million to an average of $46.9 million during the three months ending December 31, 1999 from $70.3 million during the three months ended December 31, 1998.

  Interest on mortgage-backed securities for the three months ended December 31, 1999 increased by $3.3 million to $8.1 million, compared to $4.8 million for the three months ended December 31, 1998. This increase in income is attributable to a $179.9 million increase in the average mortgage-backed securities balance and a 61 basis point increase in the average yield, from 5.47% to 6.08%, for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This increase in yield was the result of rising market interest rates which led to: a) upward rate resets on existing adjustable-rate mortgage-backed securities; b) slower mortgage prepayment rates and, therefore, slower amortization of purchase premiums; and, c) generally higher yields on new mortgage-backed securities purchased during the period.

Interest Expense

  Interest expense for the three months ended December 31, 1999 was $16.0 million, compared to $14.2 million for the three months ended December 31, 1998, an increase of $1.7 million, or 12.3%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities of $157.6 million and a decrease in their associated cost of 5 basis points.

  Average deposit balances increased $11.8 million, or 2.0%, from $597.1 million during the three months ended December 31, 1998 to $608.9 million during the three months ended December 31, 1999. The average cost of deposits for the three months ended December 31, 1999 fell 31 basis points compared to the three months ended December 31, 1998. This decline was due to generally lower rates on deposits and to a shift in the deposit mix towards demand deposits and passbook accounts.

  Average FHLB advances and other borrowings grew $145.9 million, or 26.3%, to $699.6 million during the three months ended December 31, 1999 versus $553.8 million during the three months ended December 31, 1998. The cost of FHLB advances and other borrowings increased 7 basis points, from 5.50% for the three months ended December 31, 1998 to 5.57% for the three months ended December 31, 1999.

Net Interest Income

  Net interest income before loan loss provision increased $603,000, or 8.0%, to $8.1 million from $7.5 million, for the three months ended December 31, 1999 and 1998, respectively. This increase was the net effect of a $112.2 million increase in average interest-earning assets and an 18 basis point increase in interest rate spread partially offset by a re-deployment of funds out of interest-earning assets and into $30.0 million of Bank-Owned Life Insurance ("BOLI") and a $5.6 million decrease in average stockholders' equity primarily due to the Company's capital stock repurchase program. Earnings from BOLI are reported as non-interest income. The Company's interest rate spread increased to 2.08% for the three months ended December 31, 1999, compared to 1.90% for the three months ended December 31, 1998.

Provision for Loan Losses

  The Company's provision for loan losses remained at $300,000 for the three months ended December 31, 1999 and 1998. The Company's allowance for loan losses was $12.1 million, or 1.47% of loans receivable, net, at December 31, 1999, a $100,000 increase as compared to the $12.0 million, or 1.54% of loans receivable at March 31, 1999. Allowance for loan losses was 587% and 471% of non-performing loans at December 31, 1999 and March 31, 1999, respectively. The increase in this ratio was primarily the result of a decrease in non-performing loans. To the extent the Company experiences increases in the balance of its loan portfolio or increases its concentration of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

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

  Non-performing loans at December 31, 1999 decreased $487,000 to $2.1 million, or 0.25% of loans receivable, net, from $2.6 million, or 0.33% of loans receivable, net, at March 31, 1999. At December 31, 1999, the Company's non-performing assets, which include non-performing loans and REO, decreased $770,000 to $2.1 million compared to $2.9 million at March 31, 1999.

Non-interest Income

  Non-interest income decreased $535,000, or 24.8%, to $1.6 million for the three months ended December 31, 1999 from $2.2 million for the three months ended December 31, 1998. The decrease is primarily attributable to a $451,000 million decrease in gain (loss) on sale of mortgage loans. The decrease in gain (loss) on sale of mortgage loans was due to a rise in mortgage rates throughout 1999 which brought an end to the relatively high refinance volume and caused market value losses on the unhedged portion of the mortgage pipeline.

Non-interest Expense

  Non-interest expense increased $100,000, or 1.6%, to $6.3 million for the three months ended December 31, 1999 from $6.2 million for the three months ended December 31, 1998. The increase is primarily attributable to a $212,000 increase in compensation and benefits and a $103,000 increase in office occupancy and equipment, partially offset by a $240,000 decrease in other non-interest expense. The increase in compensation and benefits is due to increased staffing related to the opening of the Cranston banking office, the FIRSTFED INSURANCE AGENCY, LLC, and the FIRSTFED TRUST COMPANY, N.A. (in formation), partially offset by a decrease in expense for stock-based benefit plans including the Employee Stock Ownership Plan ("ESOP") and the 1997 Stock-based Incentive Plan ("SIP"). The increase in office occupancy and equipment is due to increases in depreciation expense related to the opening of the Cranston banking office and new equipment purchases. The decrease in other non-interest expense is primarily attributable to a reduction in loan origination expenses from a decline in origination volume related to a higher interest rate environment.

Income Taxes

  Income tax expense decreased $45,000, or 4.4%, to $979,000 for the three months ended December 31, 1999 from $1.0 million for the three months ended December 31, 1998. The Company's effective tax rate decreased to 30.8% for the three months ended December 31, 1999 from 31.9% for the three months ended December 31, 1998. The lower effective tax rate was primarily the result of the Company's investment in BOLI.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED DECEMBER 31, 1998

Analysis of Net Interest Income

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

  The following table sets forth certain information relating to the Company for the nine months ended December 31, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances causes any material differences in the information presented. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                 For the Nine Months Ended December 31,
                         ---------------------------------------------------------
                                    1999                         1998
                         ---------------------------- ----------------------------
                                              Average                      Average
                          Average             Yield/   Average             Yield/
                          Balance    Interest  Cost    Balance    Interest  Cost
                         ----------  -------- ------- ----------  -------- -------
                           (Dollars in thousands)       (Dollars in thousands)
Assets:
  Interest-earning
   assets:
    Loans receivable,
     net and mortgage
     loans held for
     sale............... $  799,079  $44,915   7.49%  $  878,603  $49,586   7.52%
    Investment
     securities.........     47,763    2,074   5.78       63,243    2,721   5.71
    Mortgage-backed
     securities.........    487,341   21,393   5.85      295,291   12,351   5.58
                         ----------  -------   ----   ----------  -------   ----
      Total interest-
       earning assets...  1,334,183   68,382   6.83    1,237,137   64,658   6.97
                                     -------   ----               -------   ----
  Noninterest-earning
   assets...............     98,397                       68,819
                         ----------                   ----------
      Total assets...... $1,432,580                   $1,305,956
                         ==========                   ==========
Liabilities and
 shareholders' equity:
  Interest-bearing
   liabilities:
    Deposits............ $  611,588   18,761   4.08   $  621,298   21,282   4.55
    FHLB advances and
     other borrowings...    636,939   25,987   5.43      481,385   20,766   5.73
                         ----------  -------   ----   ----------  -------   ----
      Total interest-
       bearing
       liabilities......  1,248,527   44,748   4.77    1,102,683   42,048   5.06
                                     -------   ----               -------   ----
  Noninterest-bearing
   liabilities..........     78,391                       89,113
                         ----------                   ----------
      Total
       liabilities......  1,326,918                    1,191,796
                         ----------                   ----------
  Shareholders' equity..    105,662                      114,160
                         ----------                   ----------
    Total liabilities
     and shareholders'
     equity............. $1,432,580                   $1,305,956
                         ==========                   ==========
Net interest rate
 spread.................             $23,634   2.06%              $22,610   1.91%
                                     =======   ====               =======   ====
Net interest margin.....                       2.36%                        2.43%
                                               ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     106.86%                      112.19%
                         ==========                   ==========

General

  Net income increased $280,000, or 5.1%, to $5.8 million for the nine months ended December 31, 1999 from $5.5 million for the nine months ended December 31, 1998. Net interest income before loan loss provision increased $1.0 million, or 4.5%, to $23.6 million for the nine months ended December 31, 1999 from $22.6 million for the nine months ended December 31, 1998. Non-interest income decreased $671,000, non-interest expense increased $267,000, and income tax expense decreased $194,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

Interest Income

  Interest and dividend income for the nine months ended December 31, 1999 was $68.4 million, compared to $64.7 million for the nine months ended December 31, 1998, an increase of $3.7 million, or 5.8%. The increase in interest and dividend income is primarily attributable to a $97.0 million increase in average interest-earning assets which increased to $1.334 billion for the nine months ended December 31, 1999 from $1.237 billion for the nine months ended December 31, 1998. The increase in average interest-earning assets was mainly due to a $192.1 million increase in mortgage-backed securities, partially offset by a $79.5 million decrease in loans receivable, net. The increase in average interest-earning balances was accompanied by a 14 basis point decrease in average yield on interest-earning assets from 6.97% for the nine months ended December 31, 1998 to 6.83% for the nine months ended December 31, 1999. This decline in yield on average interest-earning assets was the result of lower loan yields and purchases of adjustable-rate mortgage-backed securities. Loan portfolio yields reached a low in February, 1999 after two years of declining mortgage rates induced a large volume of higher loan re-financings. However, this trend was reversed in mid 1999 as increasing interest rates not only eliminated the refinance incentive, but also raised the yield on existing adjustable-rate loans and new loan production. Also contributing to a lower yield on average interest-earning assets was the addition of $192.1 million of adjustable-rate mortgage-backed securities and collateralized mortgage obligations during the nine months ended December 31, 1999. While these securities generally had yields lower than the average yield on interest-earning assets, they too have benefited from recent interest rate increases.

  Interest income on loans receivable, net and mortgage loans held for sale for the nine months ended December 31, 1999 decreased by $4.7 million, or 9.42%, to $44.9 million from $49.6 million for the nine months ended December 31, 1998. This decrease was attributable to a $79.5 million decrease in average loan balance and a 3 basis point decrease in yield on loans receivable and mortgage loans held for sale. About $32.5 million of the $79.5 million decline in average loan balance was in mortgage loans held for sale.

  Interest and dividend income from investment securities and FHLB of Boston stock was $2.1 million for the nine months ended December 31, 1999, compared to $2.7 million for the nine months ended December 31, 1998. Investment securities and FHLB of Boston stock average balances decreased by $15.5 million to an average of $47.8 million during the nine months ending December 31, 1999 from $63.2 million during the nine months ended December 31, 1998.

  Interest on mortgage-backed securities for the nine months ended December 31, 1999 increased by $9.0 million to $21.4 million, compared to $12.4 million for the nine months ended December 31, 1998. This increase in income is attributable to a $192.1 million increase in the average mortgage-backed securities balance and a 27 basis point increase in the average yield, to 5.85% from 5.58%, for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. This increase in yield was the result of rising market interest rates which led to: a) higher rate resets on existing adjustable-rate mortgage-backed securities; b) slower mortgage prepayment rates and, therefore, slower amortization of purchase premiums; and, c) generally higher yields on new mortgage-backed securities purchased during the period.

Interest Expense

  Interest expense for the nine months ended December 31, 1999 was $44.7 million, compared to $42.0 million for the nine months ended December 31, 1998, an increase of $2.7 million, or 6.4%. The increase in interest expense during this time period was the net effect of an increase in average interest-bearing liabilities of $145.8 million and a decrease in their associated cost of 29 basis points.

  Average deposit balances decreased $9.7 million, or 1.6%, from $621.3 million during the nine months ended December 31, 1998 to $611.6 million during the nine months ended December 31, 1999. The average cost of deposits for the nine months ended December 31, 1999 fell 47 basis points compared to the nine months ended December 31, 1998. This decline was due to generally lower rates on deposits and to a shift in the deposit mix towards demand deposits and passbook accounts.

  Average FHLBank advances and other borrowings grew $155.6 million, or 32.3%, to $636.9 million during the nine months ended December 31, 1999 versus $481.4 million during the comparable period in 1998. The cost of FHLB advances and other borrowings fell 30 basis points, from 5.73% for the nine months ended December 31, 1998 to 5.43% for the nine months ended December 31, 1999. Because of a decline in interest rates late in 1998, new borrowings were added and maturing higher rate borrowings were replaced at rates significantly lower than the average cost of total borrowings.

Net Interest Income

  Net interest income before loan loss provision increased $1.0 million, or 4.5%, to $23.6 million from $22.6 million, for the nine months ended December 31, 1999 and 1998, respectively. This increase was the net effect of a $97.0 million increase in average interest-earning assets and a 15 basis point increase in interest rate spread partially offset by a re-deployment of funds out of interest-earning assets and into $30.0 million of BOLI and a $8.5 million decrease in average stockholders' equity primarily due to the Company's capital stock repurchase program. Earnings from BOLI are reported as non-interest income. The Company's interest rate spread increased to 2.06% for the nine months ended December 31, 1999, compared to 1.91% for the nine months ended December 31, 1998.

Provision for Loan Losses

  The Company's provision for loan losses remained at $900,000 for the nine months ended December 31, 1999 and 1998. The Company's allowance for loan losses was $12.1 million, or 1.47% of loans receivable, net, at December 31, 1999, a $100,000 increase as compared to the $12.0 million, or 1.54% of loans receivable at March 31, 1999. Allowance for loan losses was 587% and 471% of non-performing loans at December 31, 1999 and March 31, 1999, respectively. The increase in this ratio was primarily the result of a decrease in non-performing loans. To the extent the Company experiences increases in the balance of its loan portfolio or increases its concentration of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

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

  Non-performing loans at December 31, 1999 decreased $487,000 to $2.1 million, or 0.25% of loans receivable, net, from $2.6 million, or 0.33% of loans receivable, net, at March 31, 1999. At December 31, 1999, the Company's non-performing assets, which include non-performing loans and REO, decreased $770,000 to $2.1 million compared to $2.9 million at March 31, 1999.

Non-interest Income

  Non-interest income decreased $671,000, or 12.9%, to $4.5 million for the nine months ended December 31, 1999 from $5.2 million for the nine months ended December 31, 1998. The decrease is primarily attributable to a $2.4 million decrease in gain (loss) on mortgage sales partially offset by $960,000 in earnings from BOLI, a $135,000 unrealized gain in trading securities, a $237,000 reduction in the valuation reserve for mortgage servicing rights, and a $240,000 increase in service charges.

Non-interest Expense

  Non-interest expense increased $267,000, or 1.4%, to $18.8 million from $18.6 million, in the nine months ended December 31, 1999 and 1998. The increase is primarily attributable to a $308,000 increase in compensation and benefits and office occupancy and equipment expenses, as well as a $281,000 increase in data processing expense, partially offset by a $473,000 decrease in deposit insurance premiums and other expenses related to lower loan origination volume. The increase in compensation and benefits is due to increased staffing related to the opening of the Cranston banking office, the FIRSTFED INSURANCE AGENCY, LLC, and the FIRSTFED TRUST COMPANY, N.A. (in formation), partially offset by a decrease in expense for stock-based benefit plans including the ESOP and the SIP. The increase in office occupancy and equipment is due to increases in depreciation expense related to the opening of the Cranston banking office and new equipment purchases, while the increase in data processing expense was related to increased online processing costs, partially related to year 2000 project testing.

Income Taxes

  Income tax expense decreased $194,000, or 6.9%, to $2.6 million for the nine months ended December 31, 1999 from $2.8 million for the nine months ended December 31, 1998. The Company's effective tax rate decreased to 31.0% for the nine months ended December 31, 1999 from 33.7% for the nine months ended December 31, 1998. The lower effective tax rate was the result of the Company's investment in BOLI and other tax mitigation strategies.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The principal market risk affecting the Company is interest-rate risk. The principal objective of the Company's interest-rate risk management function is to evaluate the interest-rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest-rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest-rate risk position, which meets on a monthly basis and reports trends and interest-rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

  In recent years, the Company has primarily utilized the following strategies to manage interest-rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally twelve years or less) fixed-rate, one- to four-family mortgage loans; (2) selling new longer-term, fixed-rate mortgage loans while generally retaining the servicing rights on such loans;
(3) investing primarily in adjustable rate mortgage-backed securities and short-term fixed-rate collateralized mortgage obligations ("CMOs"); and (4) reducing the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and longer-term FHLB advances to replace rate sensitive deposits and fund asset growth. In addition, the Company engaged in two interest rate swap agreements in September, 1997 with a total notional principal amount of $50 million to synthetically lengthen its liability maturities.

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

  At December 31, 1999, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 8.66%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would reprice downward at a slower rate than its interest-bearing liabilities, which, consequently, may positively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would reprice upward at a slower rate than its interest-bearing liabilities which, consequently, may negatively affect the Company's net interest income.

  Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the interest-rate gap table. Finally, the ability of some borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

  The Company's interest rate sensitivity is also monitored by management through the use of a model which generates estimates of the change in the Company's net interest income ("NII") and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis for the Bank using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates. The Company monitors the change in estimated NPV versus limits imposed by the Company's Board of Directors, and as of December 31, 1999, was in full compliance with those limits. As of December 31, 1999 there was no material difference between current and March 31, 1999 gap and NPV measures. See the Company's Annual Report on Form 10-K for the year ended March 31, 1999 for detailed gap and NPV tables.

  Certain short-comings are inherent in the methodology used in the NPV analysis. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest-rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

         FIRSTFED AMERICA, INC. 1997 Stock-based Incentive Plan, as
    10.1 amended (2)(3)

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

                                          Firstfed America Bancorp, Inc.
                                           Registrant
Date: February 14, 2000

                                                   /s/ Robert F. Stoico
                                          _____________________________________
                                              President and Chief Executive
                                               Officer andChairman of the
                                           Board(Principal Executive Officer)

Date: February 14, 2000

                                                 /s/ Edward A. Hjerpe III
                                          _____________________________________
                                            Executive Vice President andChief
                                          Operating Officer andChief Financial
                                            Officer(Principal Accounting and
                                                   Financial Officer)