Form 10-K405
period 2000-03-31
FIRSTFED AMERICA BANCORP INC
filed 2000-06-29
CIK 1023640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

             Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 2000

                         Commission File No.: 1-12305

                               ----------------

                        FIRSTFED AMERICA BANCORP, INC.
            (exact name of registrant as specified in its charter)

               Delaware                              04-3331237
     (State or other jurisdiction           (IRS Employer Identification)
   of incorporation or organization)

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $66.4 million and is based upon the last sales price as listed on The American Stock Exchange for June 14, 2000.

  The number of shares of Common Stock outstanding as of June 14, 2000 is 6,588,328.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2000 are incorporated by reference into Part II of this Form 10-K.

  Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
PART I....................................................................   3
  Item 1.Business.........................................................   3
  Additional Item. Executive Officers of the Registrant...................  36
  Item 2.Properties.......................................................  37
  Item 3.Legal Proceedings................................................  38
  Item 4.Submission of Matters to a Vote of Security Holders..............  38

PART II...................................................................  39
  Item 5.Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  39
  Item 6.Selected Financial Data..........................................  39
  Item 7.Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  39
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  39
  Item 8.Financial Statements and Supplementary Data......................  39
  Item 9.Change In and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  39

PART III..................................................................  40
  Item 10. Directors and Executive Officers of the Registrant.............  40
  Item 11.Executive Compensation..........................................  40
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  40
  Item 13.Certain Relationships and Related Transactions..................  40

PART IV...................................................................  40
  Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K......................................................................  40

SIGNATURES................................................................  42

                                    PART I

Item 1. Business.

General

  FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form. The conversion was completed on January 15, 1997. At March 31, 2000, the Company had consolidated total assets of $1.580 billion and total stockholders' equity of $101.7 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

  The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally-chartered savings and loan association in 1959. In 1983, the Bank became a federally-chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage banking activities to its operations. The Company conducts business from its administrative, operations, and banking offices located in Swansea, Massachusetts and its 14 other banking offices located in the municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, and Taunton, Massachusetts and Pawtucket, Providence, East Providence, Warwick, and Cranston, Rhode Island, and its six loan origination centers located in Yarmouth, Auburn, Agawam and Burlington, Massachusetts, East Greenwich, Rhode Island, and Woodbury, Connecticut. The Company is opening a fifteenth banking office in Providence, Rhode Island at the end of June 2000.

  The Company's principal business has been and continues to be attracting retail and business deposits in the areas surrounding its banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in residential, commercial, and consumer loans and mortgage-backed securities ("MBS"). Through its 15 banking offices and six loan origination centers, the Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to loans sold. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loan portfolios, and interest and dividends on its investment and mortgage-backed securities and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank ("FHLB") advances and other borrowings.

  In February 2000, the Company formed the FIRSTFED TRUST COMPANY, NA ("Trust Company") to provide investment and fiduciary services in the Rhode Island and southeastern Massachusetts marketplace. The Trust Company is a joint venture with certain members of the Metcalf and Danforth families of Rhode Island. In addition to their 35% ownership interest, the families are also significant clients of the Trust Company. In January 1999, the Company formed the FIRSTFED INSURANCE AGENCY, LLC ("Agency"). In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc. and All Risk Insurance Agency of Swansea, bringing the total number of customers of the Agency to over 3,000. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses.

  The Company's executive offices are located at ONE FIRSTFED PARK, Swansea Mall Drive, Swansea, Massachusetts 02777. The telephone number is (508) 679-8181.

  Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by referenced from
Item 7 herein.

Market Area and Competition

  The Company is a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's deposit gathering is concentrated in the communities surrounding its 15 full service banking offices located in the Southeastern Massachusetts municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, Swansea and Taunton, and the Rhode Island municipalities of Pawtucket, Providence, East Providence, Warwick, and Cranston. The Company also maintains six loan origination centers in the municipalities of Yarmouth, Auburn, Agawam and Burlington, Massachusetts, East Greenwich, Rhode Island, and Woodbury, Connecticut. The Company primarily invests in loans secured by first or second mortgages on properties located in Southern New England and in AAA-rated mortgage-backed securities.

  The Company's main banking office is located in Fall River, Massachusetts. Fall River is located in the Southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Company's 15 banking offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River and New Bedford, Massachusetts, Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

  While the economy in Southeastern New England has generally been positive in recent years, the area still lags behind the rest of New England and the rest of the nation. Unemployment rates in the Providence-Fall River area and in New Bedford are currently higher than the national and state averages but have improved from the mid-1990s. Small businesses, service firms and tourism form the backbone of the region's economy. Cuts to the defense industry and uncertainty in the technology industry have resulted in decreased employment opportunities in the region. However, many significant employers, such as The Acushnet Company, Fidelity Investments, Textron, American Power Conversion, Globe Manufacturing, ON Semiconductor and Hasbro are located in the region.

  The Company faces significant competition in generating loans and in attracting deposits, as well as in the Insurance Agency and Trust businesses. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Some of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from local savings, cooperative and commercial banks and credit unions. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. In the areas of Fall River and Rhode Island, the Company has experienced significant competition from credit unions which have a competitive advantage because they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

  From the mid-1980s through the early 1990s, the Bank's operating strategy was to control growth while building its loan servicing portfolio and the resultant fee income. As part of this strategy, the Bank increased market share through its mortgage banking activities. Interest-rate risk was managed by generally retaining all adjustable rate one- to four-family loans and selling all longer term fixed-rate one- to four-family loans in the secondary market on a servicing retained basis. Beginning in 1993, the Bank began to focus more heavily on building its loan and deposit franchise and increasing its level of interest-earning assets and retail deposits. At that time, the Bank began to expand its franchise in its existing market area and other areas in Southeastern Massachusetts and Rhode Island through the establishment of de novo banking offices and new loan origination facilities. Since 1994, the Bank has opened eight new banking offices in Seekonk, Swansea and New Bedford,

Massachusetts and Providence, East Providence, Pawtucket, Warwick and Cranston, Rhode Island and two new loan origination offices in Burlington, Massachusetts and Woodbury, Connecticut. In addition, the Company opened a new centralized administrative and operations center in October, 1997 in Swansea, Massachusetts. Pursuant to this expansion strategy, the Company seeks new banking and loan production offices within its primary market area.

Lending Activities

  Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At March 31, 2000, total loans receivable was $912.6 million, of which $671.6 million were one- to four-family residential mortgage loans, or 73.6% of the Company's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $2.6 million of multi-family residential loans, or .3% of total loans receivable; $37.3 million of commercial real estate loans, or 4.1% of total loans receivable; $39.2 million of construction and land loans, or 4.3% of total loans receivable; $70.5 million of commercial loans, or 7.7% of total loans receivable; and $91.5 million of consumer loans, or 10.0% of total loans receivable, consisting of $31.4 million of home equity lines of credit, $51.5 million of second mortgages and $8.6 million of other consumer loans. After including allowance for loan losses, undisbursed proceeds of construction mortgages in process, and deferred loan origination fees, loans receivable, net was $888.8 million at March 31, 2000. At that same date, 58.5% of the Company's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index. The Company had $3.4 million of mortgage loans held for sale at March 31, 2000, consisting of one- to four-family fixed-rate mortgage loans.

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

                                                                At March 31,
                          ----------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                          ------------------ ------------------ ------------------ ------------------ ------------------
                                    Percent            Percent            Percent            Percent            Percent
                           Amount   of Total  Amount   of Total  Amount   of Total  Amount   of Total  Amount   of Total
                          --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
                                                           (Dollars in thousands)
Mortgage Loans:
 Residential:
 One- to four-family....  $671,586    73.59% $583,692    74.13% $691,675    79.68% $666,942    82.08% $531,849    81.63%
 Multi-family...........     2,568      .28     3,082      .39     3,899      .45     4,416      .54     4,703      .72
 Commercial real
  estate................    37,274     4.09    38,760     4.92    45,723     5.27    33,057     4.07    23,368     3.59
 Construction and land..    39,205     4.30    31,671     4.02    27,145     3.13    23,919     2.95    25,297     3.88
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
  Total mortgage loans..   750,633    82.26   657,205    83.46   768,442    88.53   728,334    89.64   585,217    89.82
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
Commercial..............    70,484     7.72    56,196     7.14    26,689     3.07    20,062     2.47    14,473     2.22
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
Consumer Loans:
 Home equity lines......    31,351     3.44    25,482     3.24    26,252     3.02    25,021     3.08    27,995     4.30
 Second mortgages.......    51,488     5.64    40,630     5.16    38,862     4.48    32,122     3.95    18,064     2.77
 Other consumer loans...     8,616      .94     7,872     1.00     7,828      .90     6,985      .86     5,813      .89
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
  Total consumer loans..    91,455    10.02    73,984     9.40    72,942     8.40    64,128     7.89    51,872     7.96
                          --------   ------  --------   ------  --------   ------  --------   ------  --------   ------
 Total loans
  receivable............   912,572   100.00%  787,385   100.00%  868,073   100.00%  812,524   100.00%  651,562   100.00%
                                     ======             ======             ======             ======             ======
 Less:
 Allowance for loan
  losses................   (12,275)           (12,016)           (10,937)            (8,788)            (5,607)
 Undisbursed proceeds of
  construction mortgages
  in process............   (11,983)            (7,903)            (7,164)            (5,274)            (6,568)
 Deferred loan
  origination
  costs (fees), net.....       446               (779)            (1,420)            (2,107)            (1,795)
                          --------           --------           --------           --------           --------
 Loans receivable, net..   888,760            766,687            848,552            796,355            637,592
 Mortgage loans held for
  sale..................     3,417             52,334             84,867             23,331             17,747
                          --------           --------           --------           --------           --------
 Loans receivable, net
  and mortgage loans
  held for sale.........  $892,177           $819,021           $933,419           $819,686           $655,339
                          ========           ========           ========           ========           ========

  Loan Maturity. The following table shows the remaining contractual maturity of the Company's loans at March 31, 2000. The table does not include the effect of future principal prepayments.

                                                  At March 31, 2000
                         --------------------------------------------------------------------
                         One- to         Commercial
                          Four-   Multi-    Real    Construction                      Total
                          Family  Family   Estate     and Land   Commercial Consumer  Loans
                         -------- ------ ---------- ------------ ---------- -------- --------
                                                (Dollars in thousands)
Amounts due:
 One year or less....... $    236 $    4  $ 4,627     $27,291     $25,331   $32,054  $ 89,543
                         -------- ------  -------     -------     -------   -------  --------
 After one year:
 More than one year to
  three years...........    4,408     19    8,624         178      15,342     5,263    33,834
 More than three years
  to five years.........   10,542     48   14,858          90      20,472    11,324    57,334
 More than five years
  to 10 years...........   97,087    620    6,615         683       8,457    18,054   131,516
 More than 10 years to
  20 years..............  170,914  1,311    2,239       8,681         882    21,613   205,640
 More than 20 years.....  388,399    566      311       2,282         --      3,147   394,705
                         -------- ------  -------     -------     -------   -------  --------
 Total due after one
  year..................  671,350  2,564   32,647      11,914      45,153    59,401   823,029
                         -------- ------  -------     -------     -------   -------  --------
 Total amount due....... $671,586 $2,568  $37,274     $39,205     $70,484   $91,455   912,572
                         ======== ======  =======     =======     =======   =======
  Less:
   Allowance for loan
    losses..............                                                              (12,275)
   Undisbursed proceeds
    of construction
    mortgages in
    process.............                                                              (11,983)
   Deferred loan
    origination fees,
    net.................                                                                  446
                                                                                     --------
 Loans receivable,
  net...................                                                             $888,760
                                                                                     ========

  The following table sets forth, at March 31, 2000, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                      Due After March 31, 2001
                                                    ----------------------------
                                                     Fixed   Adjustable  Total
                                                    -------- ---------- --------
                                                       (Dollars in thousands)
Mortgage loans:
  One- to four-family.............................. $287,366  $383,984  $671,350
  Multi-family.....................................      278     2,286     2,564
  Commercial real estate...........................   30,078     2,569    32,647
  Construction and land............................    1,617    10,297    11,914
                                                    --------  --------  --------
    Total mortgage loans...........................  319,339   399,136   718,475
Commercial loans...................................   42,667     2,486    45,153
Consumer loans.....................................   59,401       --     59,401
                                                    --------  --------  --------
    Total loans.................................... $421,407  $401,622  $823,029
                                                    ========  ========  ========

  Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its 15 banking offices and six loan origination centers and through a network of approximately 222 approved loan correspondents, wholesale loan brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through loan correspondents are underwritten by the Company pursuant to the Company's policies and procedures. For the fiscal year ended March 31, 2000, the Company's loan correspondents originated $268.7 million in loans. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

  Generally, adjustable-rate residential mortgage loans are originated by the Company for investment while longer-term fixed-rate residential mortgage loans are originated for sale. While the Company has in the past, from time to time, retained fixed-rate one- to four-family loans and sold adjustable-rate one-to four-family loans, it is the general policy of the Company to sell substantially all of the one- to four-family fixed-rate mortgage loans with maturities over 10 years that it originates and to retain substantially all fixed-rate loans with maturities of up to and including 10 years and all adjustable-rate one- to four-family mortgage loans which it originates. The one- to four-family loan products currently originated for sale by the Company include a variety of mortgage loans which conform to the underwriting standards specified by the Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") ("conforming loans") and, to a lesser extent, loans which do not conform to Fannie Mae or Freddie Mac standards due to loan amounts ("jumbo loans"), or which otherwise vary from agency underwriting standards. The Company also sells all mortgage loans insured by the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). All one- to four-family loans sold by the Company are sold pursuant to master commitments negotiated with Fannie Mae, Freddie Mac, FHLB and other investors to purchase loans meeting such investors' defined criteria. Although the Company has entered into master commitment contracts, such contracts generally do not require the purchasers to buy or the Company to deliver a specific amount of mortgage loans.

  The Company currently sells substantially all longer-term fixed-rate conforming mortgage loans it originates to Fannie Mae and Freddie Mac. Sales of loans are made without recourse to the Company in the event of default by the borrower, except, in the case of VA loans, which are subject to limitations on the VA's loan guarantees. The Company generally retains the servicing rights on the mortgage loans sold to Fannie Mae, Freddie Mac and FHLB but generally sells all VA, FHA, long-term jumbo loans and non-conforming loans to institutional investors on a servicing released basis.

  Between the time the Company issues loan commitments and the time such loans or the securities into which they are converted are sold, the Company is exposed to movements in the market price due to changes in market interest rates. The Company manages this risk by utilizing forward cash sales of loans or mortgage-backed securities primarily to Fannie Mae and Freddie Mac (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, the Company attempts to cover between 60% and 70% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments the Company will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates of closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan origination and purchases and management's estimates can expose the Company to losses. If the Company is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Company may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Company will be successful in its effort to minimize interest-rate risk between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 2000, the Company had $7.3 million of forward sales commitments.

  At March 31, 2000, the Company was servicing its portfolio of $892.2 million of loans receivable, net and mortgage loans held for sale and $1.595 billion of loans for others, primarily consisting of conforming fixed-rate loans sold by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. The gross servicing fee income from loans originated and purchased is generally .25 to .38% of the total balance of the loan serviced.

  During the fiscal years ended March 31, 2000 and March 31, 1999, the Company originated $408.4 million and $701.0 million of fixed-rate and adjustable-rate residential mortgage loans, respectively, of which $243.2 million and $89.3 million, respectively, were retained by the Company. The fixed-rate loans retained by the Company consisted primarily of loans with terms of 12 years or less. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") as amended by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", pursuant to which the value of servicing rights are recognized as an asset of the Company. The book value of this asset at March 31, 2000, net of amortization, was $6.3 million.

  The Company has, in the past, from time to time, purchased loans or participations in loans, primarily one- to four-family mortgage loans, and had $3.5 million of purchased loans at March 31, 2000. Purchases of loans from correspondent financial institutions are underwritten pursuant to the Company's policies and are closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities. At March 31, 2000, the Company had $3.4 million in mortgage loans held for sale consisting of fixed-rate one- to four-family loans.

  The following table sets forth the Company's loan originations, participations, sales and principal repayments for the periods indicated:

                                             For the Year Ended March 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
                                                (Dollars in thousands)
Beginning balance(1)...................... $  819,021  $  933,419  $  819,686
  Loans originated:
    Mortgage loans:
      One- to four-family.................    366,511     663,999     463,765
      Multi-family........................        190         --          220
      Commercial real estate..............      6,524      31,601      25,599
      Construction and land...............     41,683      36,985      32,677
                                           ----------  ----------  ----------
        Total mortgage loans..............    414,908     732,585     522,261
                                           ----------  ----------  ----------
    Commercial............................     47,560      19,851      11,539
                                           ----------  ----------  ----------
    Consumer loans:
      Home equity lines...................     26,853      17,185      13,537
      Second mortgages....................     29,773      20,869      19,224
      Other consumer loans................      7,081       6,028       3,794
                                           ----------  ----------  ----------
        Total consumer loans..............     63,707      44,082      36,555
                                           ----------  ----------  ----------
    Total loans originated................    526,175     796,518     570,355
                                           ----------  ----------  ----------
        Total.............................  1,345,196   1,729,937   1,390,041
Less:
  Principal repayments and other, net.....   (198,748)   (277,623)   (188,899)
  Loan charge-offs, net...................       (941)       (121)       (201)
  Proceeds from sale of mortgage loans....   (253,099)   (632,737)   (266,109)
  Transfer of mortgage loans to REO.......       (231)       (435)     (1,413)
                                           ----------  ----------  ----------
Loans receivable, net and mortgage loans
 held for sale............................    892,177     819,021     933,419
  Mortgage loans held for sale............     (3,417)    (52,334)    (84,867)
                                           ----------  ----------  ----------
Ending balance, loans receivable, net..... $  888,760  $  766,687  $  848,552
                                           ==========  ==========  ==========

--------
(1)  Includes mortgage loans held for sale.

  One-to-Four Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one-to-four family residences with maturities of up to 30 years. Substantially, all of such loans are secured by properties located in Southern New England. Loan originations are generally obtained from the Company's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At March 31, 2000, residential one-to-four family mortgage loans totaled $671.6 million, or 73.6% of the Company's total loans receivable. Of the Company's one-to-four family residential mortgage loans, $287.9 million, or 42.9%, were fixed-rate loans and $383.7 million, or 57.1%, were adjustable-rate loans.

  The Company currently offers a number of ARM loan programs with interest rates which are fixed for a period of one, three, four, five, seven or ten years and adjust annually thereafter. The Company's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan, respectively. The interest rate adjustment on these loans is generally indexed to the one-year U.S. Treasury CMT Index.

  The Company's policy is to originate one-to-four family residential first-mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 100% of the appraised value or selling price if private mortgage insurance is obtained with the exception of FHA and VA loans. Mortgage loans originated by the Company include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

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

  In an effort to provide financing for first-time and moderate income home buyers, the Company offers FHA and VA loans and also has its own first-time home buyer program. These programs offer single-family residential mortgage loans to qualified individuals. These loans are offered with terms of up to 30 years. Such loans must be secured by a one-to-four family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 100% of the lower of the property's appraised value or the sales price. Private mortgage insurance is normally required. The Company expects to achieve a lower rate of return on loans originated under the first-time home buyer program when compared to other residential mortgage loans because the Company typically charges: a lower rate of interest; a lower mortgage origination fee; or lower closing costs on such loan programs.

  Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as manufacturing, office buildings, retail facilities, recreation facilities, or apartment buildings located in the Company's primary market area. To a lesser extent, the Company originates construction, acquisition and development loans to experienced developers known to the Company for the construction of residential or commercial developments. The Company's commercial real estate underwriting policy provides that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property. Commercial real estate lending is limited by the Bank's regulatory loans-to-one borrower limit which at March 31, 2000 was $14.5 million. The Company currently originates commercial real estate loans, generally with terms of up to 10 years and amortizations of up to 20 years with the outstanding balance due and payable at the end of the loan term. The Company's adjustable-rate loans generally have interest rates that adjust daily and are indexed to the prime rate of interest. In reaching its decision on whether to make a commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history, and profitability and the value of the underlying property. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. In addition, environmental assessments are generally required for all commercial real estate loans in excess of $500,000. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company's commercial real estate loan portfolio at March 31, 2000 was $37.3 million, or 4.1% of total loans receivable. At March 31, 2000, the largest commercial real estate loan in the Company's portfolio had an outstanding principal balance of $2.0 million.

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

  In making commercial loans, the Company considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of cash flow, the Company's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Company's largest commercial loan at March 31, 2000 was a $5.0 million line of credit of which $5.0 million was advanced at March 31, 2000. At such date, the Company had $19.6 million of unadvanced commercial lines of credit. At March 31, 2000, the Company had $70.5 million of commercial loans which amounted to 7.7% of the Company's total loans receivable.

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

  Multi-Family Lending. The Company originates adjustable-rate multi-family mortgage loans generally secured by five to 12 unit residential apartment buildings located in the Company's primary market area. Such loans adjust annually, have a 25 year term and are indexed to the one year FHLB advance rate. As a result of uncertain market conditions in its primary market area, the Company currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 60% of the appraised value of the underlying property. The maximum amount of a multi-family loan is limited by the Company's loans-to-one borrower limit which, at March 31, 2000, was $14.5 million.

  When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. All multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. The Company's multi-family loan portfolio at March 31, 2000, totaled $2.6 million, or .3% of total loans receivable. At March 31, 2000, the Company's largest multi-family loan had an outstanding carrying balance of $188,000.

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

  Construction and Land Lending. The Company originates construction and land loans primarily for the development of single-family residences. Such loans are made principally to individuals building their primary residence and, to a lesser extent, to licensed and experienced developers known to the Company in its primary market area for the construction of single-family developments. The Company generally does not originate loans secured by raw land. In the case of construction and land mortgage loans to individuals building their primary residence, such loans are originated in amounts up to 90% of the appraised value of the property, as improved. Construction and land loans to commercial developers are originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Proceeds of construction and land loans are disbursed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Company's largest construction and land loan at March 31, 2000 was a performing loan with a $700,000 carrying balance secured by a single-family home located in Topsfield, Massachusetts. At March 31, 2000, the Company had $39.2 million of construction and land loans which amounted to 4.3% of the Company's total loans receivable.

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

  Consumer Lending. Consumer loans at March 31, 2000 amounted to $91.5 million, or 10.0% of the Company's total loans receivable, and consisted primarily of home equity lines of credit and second mortgage loans, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one-to-four family mortgage loans.

  The Company offers two types of home equity loans: a variable-rate "open-end line of credit" and a fixed-rate "second mortgage". Substantially all of the Company's home equity loans are secured by second liens on one-to-four family residences located in the Company's primary market area. At March 31, 2000, home equity loans totaled $82.8 million, or 9.1% of the Company's total loans and 90.6% of total consumer loans. Home equity lines of credit have variable rates of interest which can generally adjust on a monthly basis. The interest rate on such loans is indexed to the prime rate as reported in The Wall Street Journal and generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loans-to-value ratio ("LTV") on home equity loans is 80%; however, fixed-rate second mortgage loans up to $50,000 and lines of credit up to $25,000 can have an LTV of up to 100% on the property as long as other underwriting criteria are satisfied. At March 31, 2000, the Company had $72.1 million of variable-rate home equity lines of credit with an outstanding balance of $31.4 million, which was 3.4% of total loans receivable and 34.3% of total consumer loans. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which vary depending on the amortization period chosen by the borrower. At March 31, 2000, fixed-rate second mortgage loans totaled $51.5 million, or 5.6% of the Company's total loans receivable and 56.3% of total consumer loans. The underwriting standards employed by the Company for home equity lines of credit and second mortgage loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

  The Company also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Unsecured personal loans generally have a maximum borrowing limitation of $10,000 and generally allow a maximum debt ratio (the ratio of debt service to net earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile. At March 31, 2000, personal loans totaled $5.1 million, or 0.6% of the Company's total loans receivable and 5.6% of consumer loans; and automobile loans totaled $3.5 million, or 0.4% of total loans receivable and 3.9% of consumer loans.

  Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 2000, consumer loans 90 days or more delinquent totaled $24,000.

  Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. In connection with one- to four-family mortgage loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: owner-occupied mortgages that meet the general underwriting standards of Fannie Mae and Freddie Mac, with an 90% or lower LTV ratio and which do not exceed Fannie Mae and Freddie Mac maximum limits, may be approved by the Company's underwriters; all other mortgage loans in amounts up to $300,000 must be approved by the Company's Director of Residential Loan Production. The Senior Vice President of the Mortgage Banking Group or Senior Vice President of Banking Group must approve mortgage loans in excess of $300,000 and up to $500,000. The Company's Retail Loan Committee must approve loans in excess of $500,000 and up to $750,000. Approval of the Board of Directors' Executive Committee is required for any loan in excess of $750,000.

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

  In connection with consumer loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: consumer loans up to $100,000 and which meet certain lending criteria may be approved by the Company's Consumer Loan Manager, Senior Underwriter, or Underwriter; any consumer loan up to $250,000 may be approved by either the Company's Senior Vice President of Mortgage Banking Group, Senior Vice President of Banking Group, Director of Residential Loan Production or Director of Commercial Services; loans in excess of $250,000 and up to $400,000 must be approved by the Company's Retail Loan Committee; and loans in excess of $400,000 must be approved by the Board of Directors' Executive Committee.

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

  Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2000, the loans to one borrower limit was $14.5 million.

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

  The Company's Credit Risk Review Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At March 31, 2000, the Company had $6.1 million of loans designated as Substandard. As of March 31, 2000, the Company had loans totaling $8.3 million designated as Special Mention. These loans are designated as Special Mention because of inherent weaknesses that currently exist but might be correctable in a twelve month cycle. Accordingly, they require additional monitoring.

  The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                              At March 31, 2000                     At March 31, 1999
                    ------------------------------------- -------------------------------------
                        60-89 Days      90 Days or More       60-89 Days      90 Days or More
                    ------------------ ------------------ ------------------ ------------------
                             Principal          Principal          Principal          Principal
                     Number   Balance   Number   Balance   Number   Balance   Number   Balance
                    of Loans of Loans  of Loans of Loans  of Loans of Loans  of Loans of Loans
                    -------- --------- -------- --------- -------- --------- -------- ---------
                                                                 (Dollars in thousands)
Mortgage Loans:
 One- to four-
 family...........       2     $ 110       12    $  941        6     $ 283       16    $  971
 Multi-family.....     --        --       --        --       --        --       --        --
 Commercial real
 estate...........       2        46      --        --       --        --         3     1,142
 Construction and
 land.............     --        --       --        --       --        --         1       117
                      ----     -----     ----    ------     ----     -----     ----    ------
  Total mortgage
  loans...........       4       156       12       941        6       283       20     2,230
                      ----     -----     ----    ------     ----     -----     ----    ------
Commercial Loans..       2        93        4       345        1         9        3       280
                      ----     -----     ----    ------     ----     -----     ----    ------
Consumer Loans:
 Home equity
 lines............     --        --       --        --         1       162        2        36
 Second
 mortgages........     --        --         2        12      --        --       --        --
 Other consumer
 loans............       1         6        7        12        1         1        3         4
                      ----     -----     ----    ------     ----     -----     ----    ------
  Total consumer
  loans...........       1         6        9        24        2       163        5        40
                      ----     -----     ----    ------     ----     -----     ----    ------
Total loans(1)....       7     $ 255       25    $1,310        9     $ 455       28    $2,550
                      ====     =====     ====    ======     ====     =====     ====    ======
Delinquent loans
to loans
receivable, net...             0.03%              0.15%              0.06%              0.33%
                              At March 31, 1998
                    -------------------------------------
                        60-89 Days      90 Days or More
                    ------------------ ------------------
                             Principal          Principal
                     Number   Balance   Number   Balance
                    of Loans of Loans  of Loans of Loans
                    -------- --------- -------- ---------
Mortgage Loans:
 One- to four-
 family...........      11     $ 683       17    $1,073
 Multi-family.....     --        --         1       101
 Commercial real
 estate...........       2       176        3     1,199
 Construction and
 land.............     --        --         2       169
                    -------- --------- -------- ---------
  Total mortgage
  loans...........      13       859       23     2,542
                    -------- --------- -------- ---------
Commercial Loans..       1        16        4        74
                    -------- --------- -------- ---------
Consumer Loans:
 Home equity
 lines............       1        15        5       425
 Second
 mortgages........       5        59      --        --
 Other consumer
 loans............       4         6        6         7
                    -------- --------- -------- ---------
  Total consumer
  loans...........      10        80       11       432
                    -------- --------- -------- ---------
Total loans(1)....      24     $ 955       38    $3,048
                    ======== ========= ======== =========
Delinquent loans
to loans
receivable, net...             0.11%              0.36%

----
(1) Loans in the 90 days or more column consist of those loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

  Non-Performing Assets. The following table sets forth information regarding non-accrual loans and REO. At March 31, 2000, there was no REO. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to reverse all accrued interest.

                                                     At March 31,
                                        ---------------------------------------
                                         2000    1999    1998    1997    1996
                                        ------- ------- ------- ------- -------
                                                (Dollars in thousands)
Non-accrual loans:
 Mortgage loans:
  One- to four-family.................. $   941 $   971 $ 1,073 $ 1,908 $ 2,469
  Multi-family.........................     --      --      101     268     334
  Commercial real estate...............     --    1,142   1,199     976     --
  Construction and land................     --      117     169     232     --
                                        ------- ------- ------- ------- -------
   Total mortgage loans................     941   2,230   2,542   3,384   2,803
                                        ------- ------- ------- ------- -------
 Commercial loans......................     345     280      74     --       87
                                        ------- ------- ------- ------- -------
 Consumer loans:
  Home equity lines....................     --       36     425     114     956
  Second mortgages.....................      12     --      --       95     196
  Other consumer loans.................      12       4       7      69       3
                                        ------- ------- ------- ------- -------
   Total consumer loans................      24      40     432     278   1,155
                                        ------- ------- ------- ------- -------
   Total nonaccrual loans..............   1,310   2,550   3,048   3,662   4,045
Real estate owned, net(1)..............     --      344     595     665     643
                                        ------- ------- ------- ------- -------
  Total non-performing assets.......... $ 1,310 $ 2,894 $ 3,643 $ 4,327 $ 4,688
                                        ======= ======= ======= ======= =======
Allowance for loan losses as a percent
 of loans(2)...........................   1.36%   1.54%   1.27%   1.09%   0.87%
Allowance for loan losses as a percent
 of non-performing loans(3)............ 937.02% 471.22% 358.83% 239.98% 138.62%
Non-performing loans as a percent of
 loans(2)(3)...........................   0.15%   0.33%   0.35%   0.45%   0.63%
Non-performing assets as a percent of
 total assets(4).......................   0.08%   0.21%   0.28%   0.44%   0.65%

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

  Impaired Loans. The Company adopted a new accounting method for measuring loan impairment on April 1, 1995. Adoption of this accounting standard did not have a material effect on the comparability of the above tables. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same definition of "non-accrual loans," although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is not probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or a commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Residential mortgage and consumer loans are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower=s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

  At March 31, 2000 and March 31, 1999, total impaired loans were $556,000 and $1.6 million, respectively. At March 31, 2000, impaired loans of $556,000 required an impairment allowance of $228,000. All impaired loans have been measured using the fair value of the collateral method. During the fiscal year ended March 31, 2000, the average recorded value of impaired loans was $771,000. For these loans, $75,000 of interest income was recognized while $114,000 of interest income would have been recognized under the original terms.

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, the OTS and FDIC, as an integral part of their examination process, periodically review the Company's allowance for loan losses. The OTS and FDIC may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 2000, the Company's allowance for loan losses was 1.36% of total loans receivable as compared to 1.54% as of March 31, 1999. The increase in allowance for loan losses of $259,000 reflects management's assessment of the loan portfolio and was based upon the growth of "higher" credit risk components of the portfolio. The Company had non-accrual loans of $1.3 million and $2.6 million at March 31, 2000 and March 31, 1999, respectively. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those assumed by management to determine the current level of the allowance for loan losses.

  The following table sets forth activity in the Company's allowance for loan losses for the years set forth in the following table.

                                           At or For the Year Ended March 31,
                                          -------------------------------------
                                           2000    1999    1998    1997   1996
                                          ------- ------- ------- ------ ------
                                                 (Dollars in thousands)
Balance at beginning of period........... $12,016 $10,937 $ 8,788 $5,607 $4,239
Provision for loan losses................   1,200   1,200   2,350  3,750  2,626
Charge-offs:
  Mortgage loans:
    One-to-four family...................      41      12     188    331    218
    Multi-family.........................     --      --      --      82    --
    Commercial real estate...............     759     --      --     --     967
    Construction and land................     --      --      --     --     --
  Commercial loans.......................     140      74     --      87    --
  Consumer Loans:
    Home equity lines....................     --       30     --     116     68
    Second mortgages.....................     --        9      15     10    --
    Other consumer.......................      18      13       9     11     35
                                          ------- ------- ------- ------ ------
      Total..............................     958     138     212    637  1,288
Recoveries...............................      17      17      11     68     30
                                          ------- ------- ------- ------ ------
Balance at end of period................. $12,275 $12,016 $10,937 $8,788 $5,607
                                          ======= ======= ======= ====== ======
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period.......................   0.12%   0.01%   0.02%  0.07%  0.23%
                                          ======= ======= ======= ====== ======

  The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                               At March 31,
                   ----------------------------------------------------------------------------------------------------------
                              2000                       1999                       1998                      1997
                   -------------------------- -------------------------- -------------------------- -------------------------
                                     Percent                    Percent                    Percent                   Percent
                            Percent  of Loans          Percent  of Loans          Percent  of Loans         Percent  of Loans
                              of     in Each             of     in Each             of     in Each            of     in Each
                           Allowance Category         Allowance Category         Allowance Category        Allowance Category
                           to Total  to Total         to Total  to Total         to Total  to Total        to Total  to Total
                   Amount  Allowance  Loans   Amount  Allowance  Loans   Amount  Allowance  Loans   Amount Allowance  Loans
                   ------- --------- -------- ------- --------- -------- ------- --------- -------- ------ --------- --------
                                                                          (Dollars in thousands)
Mortgages:
 Residential.....  $ 2,529   20.60%    78.17% $ 2,517   20.95%    78.54% $ 2,959   27.05%    83.26% $2,769   31.51%    85.57%
 Commercial......    1,749   14.25      4.09    2,725   22.68      4.92    3,023   27.64      5.27   2,239   25.48      4.07
                   -------  ------    ------  -------  ------    ------  -------  ------    ------  ------  ------    ------
 Total...........    4,278   34.85     82.26    5,242   43.63     83.46    5,982   54.69     88.53   5,008   56.99     89.64
Commercial.......    4,523   36.85      7.72    3,111   25.89      7.14    1,309   11.97      3.07     932   10.60      2.47
Consumer.........    1,647   13.42     10.02    1,320   10.99      9.40    1,358   12.42      8.40   1,151   13.10      7.89
Unallocated......    1,827   14.88       --     2,343   19.49       --     2,288   20.92       --    1,697   19.31       --
                   -------  ------    ------  -------  ------    ------  -------  ------    ------  ------  ------    ------
 Total allowance
 for loan
 losses..........  $12,275  100.00%   100.00% $12,016  100.00%   100.00% $10,937  100.00%   100.00% $8,788  100.00%   100.00%
                   =======  ======    ======  =======  ======    ======  =======  ======    ======  ======  ======    ======
                             1996
                   -------------------------
                                    Percent
                           Percent  of Loans
                             of     in Each
                          Allowance Category
                          to Total  to Total
                   Amount Allowance  Loans
                   ------ --------- --------
Mortgages:
 Residential.....  $2,175   38.79%    86.23%
 Commercial......   1,195   21.31      3.59
                   ------ --------- --------
 Total...........   3,370   60.10     89.82
Commercial.......     621   11.08      2.22
Consumer.........     829   14.79      7.96
Unallocated......     787   14.03       --
                   ------ --------- --------
 Total allowance
 for loan
 losses..........  $5,607  100.00%   100.00%
                   ====== ========= ========

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

  The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in AAA-rated mortgage-related securities (consisting of mortgage-backed pass-through securities and collateralized mortgage obligations) and U.S. government and federal agency securities, all of which qualify as liquid assets under the OTS liquidity regulations. As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), the Company designates investment securities as held to maturity, available for sale, or held for trading. The Company generally invests in securities as part of a wholesale leverage strategy as well as to manage interest-rate risk and to maintain liquidity levels deemed appropriate by management. At March 31, 2000, the Company had short-term investments of $250,000 consisting of overnight deposits. As of the same date, the Company also maintained investments in trading securities of $587,000. At March 31, 2000, the Company's investment securities available for sale portfolio had a fair value of $5.6 million, or 0.4% of assets, consisting of marketable equity securities with an amortized cost of $6.3 million. At March 31, 2000, the Company's had no investment securities held to maturity.

  At March 31, 2000, the Company had invested $546.4 million, or 34.6% of assets, in mortgage-backed securities issued by either by the Government National Mortgage Association ("Ginnie Mae"), FNMA, FHLMC or by private mortgage security issuers. The portfolio consisted of $543.6 million of mortgage-backed securities classified as available for sale, or 99.5% of total mortgage-backed securities, and $2.8 million of mortgage-backed securities classified as held to maturity, or .5% of total mortgage-backed securities. Of the $546.4 million in mortgage-backed securities, $476.7 million were adjustable-rate securities and $69.7 million were fixed-rate securities.

  Of the $476.7 million of adjustable-rate securities, $259.8 million were GNMA one year CMT indexed ARMs with 1% maximum annual rate adjustments and 5% maximum lifetime rate adjustments, $23.5 million were FNMA and FHLMC one year CMT indexed ARMs with initial fixed-rate periods of one to five years, and 2% maximum annual rate adjustments and 6% maximum lifetime rate adjustments, $63.3 million were FNMA and FHLMC Eleventh District Cost of Funds ("COFI") indexed monthly resetting ARMs with no annual rate caps, but with lifetime caps of 9.28% to 13.07%, $84.7 were FNMA and privately issued COFI indexed collateralized mortgage obligation ("CMO") bonds, $38.7 million were Ginnie Mae and privately issued LIBOR indexed CMO bonds, and $6.7 million were privately issued CMO bonds with a 5 year initial fixed-rate period that will then be indexed to monthly floating LIBOR.

  Of the $69.7 million of fixed-rate securities, $54.1 million were AAA-rated privately issued CMO bonds with average lives of approximately 5 years or less, $14.9 million were FNMA and FHLMC 7 year securities with approximately 5 years until required repayment, and $700,000 were Ginnie Mae and FHLMC pass-through securities with an average remaining term of 87 months.

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

  The following table sets forth certain information regarding the amortized cost and fair value of the Company's short-term investments and investment securities at the dates indicated:

                                               At March 31,
                           ----------------------------------------------------
                                 2000             1999              1998
                           ---------------- ----------------- -----------------
                           Amortized  Fair  Amortized  Fair   Amortized  Fair
                             Cost    Value    Cost     Value    Cost     Value
                           --------- ------ --------- ------- --------- -------
                                          (Dollars in thousands)
Short-term investments....  $  250   $  250  $14,422  $14,422  $   --   $   --
                            ======   ======  =======  =======  =======  =======
Investment securities:
 Trading:
  Limited Partnership.....  $  587   $  587  $    94  $    94  $   --   $   --
 Available for sale:
  Marketable equity
   securities.............   5,660    5,043    5,660    5,575    1,815    3,701
  U.S. Government and
   agency obligations.....     600      600      --       --     4,001    4,011
                            ------   ------  -------  -------  -------  -------
   Total available for
    sale..................   6,260    5,643    5,660    5,575    5,816    7,712
                            ------   ------  -------  -------  -------  -------
 Held to maturity:
  U.S. Government and
   agency obligations.....     --       --     9,998   10,030   20,490   20,584
  Federal Home Loan Bank
   note...................     --       --       --       --     2,001    2,001
                            ------   ------  -------  -------  -------  -------
   Total held to
    maturity..............     --       --     9,998   10,030   22,491   22,585
                            ------   ------  -------  -------  -------  -------
 Total investment
  securities..............  $6,847   $6,230  $15,752  $15,699  $28,307  $30,297
                            ======   ======  =======  =======  =======  =======

  The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                             At March 31,
                          -----------------------------------------------------------------------------------
                                     2000                        1999                        1998
                          --------------------------- --------------------------- ---------------------------
                          Amortized Percent    Fair   Amortized Percent    Fair   Amortized Percent    Fair
                            Cost    of Total  Value     Cost    of Total  Value     Cost    of Total  Value
                          --------- -------- -------- --------- -------- -------- --------- -------- --------
                                                        (Dollars in thousands)
Mortgage-backed
 securities and
 collateralized mortgage
 obligations:
 Available for sale:
 Fixed-rate.............  $ 70,842    12.8%  $ 69,000 $ 78,661    19.0%  $ 78,071 $ 39,922    17.6%  $ 40,411
 Adjustable-rate........   479,267    86.7    474,627  329,822    79.6    330,380  174,283    76.9    174,732
                          --------   -----   -------- --------   -----   -------- --------   -----   --------
 Total available for
  sale..................   550,109    99.5    543,627  408,485    98.6    408,485  214,205    94.5    215,143
                          --------   -----   -------- --------   -----   -------- --------   -----   --------
 Held to maturity:
 Fixed-rate.............       732     0.1        732    1,055     0.3      1,127    1,502      .7      1,594
 Adjustable-rate........     2,087     0.4      2,121    4,553     1.1      4,606   10,993     4.8     11,094
                          --------   -----   -------- --------   -----   -------- --------   -----   --------
 Total held to
  maturity..............     2,819     0.5      2,853    5,608     1.4      5,733   12,495     5.5     12,688
                          --------   -----   -------- --------   -----   -------- --------   -----   --------
 Total mortgage-backed
  securities and
  collateralized
  mortgage obligations..  $552,928   100.0%  $546,480 $414,093   100.0%  $414,184 $226,700   100.0%  $227,831
                          ========   =====   ======== ========   =====   ======== ========   =====   ========

  The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.

                                                For the Year Ended March 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
                                                   (Dollars in thousands)
Beginning balance.............................. $ 414,093  $ 226,700  $ 47,494
  Mortgage-backed securities and
   collateralized-mortgage obligations
   purchased available for sale................   249,028    346,219   201,533
  Collateralized-mortgage obligations sold.....       --      (3,883)      --
  Collateralized-mortgage obligation
   maturities..................................       --     (19,473)      --
  Principal repayments of securities...........  (109,918)  (134,316)  (22,366)
  Net accretion (amortization) of discount
   (premium)...................................      (275)    (1,154)       39
                                                ---------  ---------  --------
Ending balance................................. $ 552,928  $ 414,093  $226,700
                                                =========  =========  ========

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of March 31, 2000.

                                                             At March 31, 2000
                         -----------------------------------------------------------------------------------------
                                             More than One    More than Five
                                             Year to Five      Years to Ten      More than Ten
                         One Year or Less        Years             Years             Years             Total
                         ----------------- ----------------- ----------------- ----------------- -----------------
                                  Weighted          Weighted          Weighted          Weighted          Weighted
                         Carrying Average  Carrying Average  Carrying Average  Carrying Average  Carrying Average
                          Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value    Yield
                         -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                          (Dollars in thousands)
Investment
securities(1):
 Available for sale:
  U.S. Government and
  agency obligations....   $600     6.27%  $   --      -- %  $   --      -- %  $    --     -- %  $    600   6.27%
                           ----     ----   -------    ----   -------    ----   --------   ----   --------   ----
Total investment
securities..............   $600     6.27%  $   --      -- %  $   --      -- %  $    --     -- %  $    600   6.27%
                           ====     ====   =======    ====   =======    ====   ========   ====   ========   ====
Mortgage-backed
securities and
collateralized-mortgage
obligations:
 Held to maturity:
  Fixed rate............   $--       -- %  $    40    8.66%  $   692    8.83%  $    --     -- %  $    732   8.82%
  Adjustable rate.......    --       --        --      --        --      --       2,087   7.25      2,087   7.25
                           ----     ----   -------    ----   -------    ----   --------   ----   --------   ----
 Total mortgage-backed
 securities held
 to maturity............    --       --         40    8.66       692    8.83      2,087   7.25      2,819   7.66
                           ----     ----   -------    ----   -------    ----   --------   ----   --------   ----
 Available for sale:
  Fixed-rate............    --       --     14,948    7.00       --      --      54,052   6.40     69,000   6.53
  Adjustable-rate.......    --       --     10,050    7.18    34,636    6.02    429,941   6.04    474,627   6.06
                           ----     ----   -------    ----   -------    ----   --------   ----   --------   ----
 Total mortgage-backed
 securities available
 for sale...............    --       --     24,998    7.07    34,636    6.02    483,993   6.08    543,627   6.12
                           ----     ----   -------    ----   -------    ----   --------   ----   --------   ----
Total mortgage-backed
securities and
collateralized-mortgage
obligations.............   $--       -- %  $25,038    7.07%  $35,328    6.07%  $486,080   6.09%  $546,446   6.13%
                           ====     ====   =======    ====   =======    ====   ========   ====   ========   ====

----
(1) Does not include $5,043 of marketable equity securities available for sale at fair value at March 31, 2000.

Sources of Funds

  General. Deposits, loan and mortgage-backed security repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

  Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 2000, core deposits (defined as total deposits less certificate accounts) represented 36.6% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Company may, from time to time, solicit such deposits or utilize brokered deposits depending upon market conditions. The Company's average certificate balances decreased from $441.6 million, or 65.4% of total average deposits, during the year ended March 31, 1999 to $418.8 million, or 63.4% of total average deposits, during the year ended March 31, 2000. The Company's cost of average interest-bearing deposits decreased from 4.47% for the year ended March 31, 1999 to 4.08% for the year ended March 31, 2000. At March 31, 2000, the weighted average remaining maturity of the Company's certificate accounts was 8.5 months.

  The following table presents the deposit activity of the Company for the periods indicated:

                                                   For the Year Ended March
                                                             31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Dollars in thousands)
Net deposits..................................... $(35,008) $(61,201) $(48,513)
Interest credited on deposit accounts............   24,820    27,583    33,025
                                                  --------  --------  --------
Total decrease in deposit accounts............... $(10,188) $(33,618) $(15,488)
                                                  ========  ========  ========

  At March 31, 2000, the Company had $59.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                        Weighted
                                                                        Average
Maturity Period                                                 Amount    Rate
---------------                                                 ------- --------
                                                                  (Dollars in
                                                                   thousands)
Three months or less........................................... $17,461   5.21%
Over 3 through 6 months........................................  16,333   5.38
Over 6 through 12 months.......................................  11,673   5.35
Over 12 months.................................................  13,525   5.77
                                                                -------
Total.......................................................... $58,992   5.41%
                                                                =======

  The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                  For the Year Ended March 31,
                          -----------------------------------------------------------------------------
                                    2000                      1999                      1998
                          ------------------------- ------------------------- -------------------------
                                   Percent                   Percent                   Percent
                                   of Total                  of Total                  of Total
                          Average  Average  Average Average  Average  Average Average  Average  Average
                          Balance  Deposits  Cost   Balance  Deposits  Cost   Balance  Deposits  Cost
                          -------- -------- ------- -------- -------- ------- -------- -------- -------
                                                     (Dollars in thousands)
Business checking
 accounts...............  $ 51,997    7.9%    -- %  $ 58,408    8.6%    -- %  $ 44,064    6.2%    -- %
Money market accounts...    33,377    5.1    2.34     31,871    4.7    2.66     30,788    4.3    2.87
Savings accounts........    99,014   15.0    1.76     93,118   13.8    2.01     86,915   12.2    2.41
NOW accounts............    56,973    8.6    0.98     50,760    7.5    0.98     45,619    6.4    1.76
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
 Total..................   241,361   36.6    1.28    234,157   34.6    1.37    207,386   29.1    1.82
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
Certificate accounts(1):
 Less than six
  months(2).............   196,759   29.8    5.08    214,975   31.8    5.38    228,480   32.0    5.59
 Over six through 12
  months(2).............    84,618   12.8    5.16     85,409   12.7    5.48    105,989   14.8    5.82
 Over 12 through 36
  months................    49,069    7.4    5.35     50,758    7.5    5.84     79,289   11.1    6.14
 Over 36 months.........     4,615    0.7    5.81      5,625    0.8    6.12      6,771    1.0    6.20
 IRA and KEOGH..........    83,754   12.7    5.34     84,789   12.6    5.63     85,911   12.0    5.89
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
 Total certificate
  accounts..............   418,815   63.4    5.19    441,556   65.4    5.51    506,440   70.9    5.78
                          --------  -----    ----   --------  -----    ----   --------  -----    ----
 Total average
  deposits..............  $660,176  100.0%   3.76%  $675,713  100.0%   4.08%  $713,826  100.0%   4.63%
                          ========  =====    ====   ========  =====    ====   ========  =====    ====

--------
(1)  Based on remaining contractual maturity of certificates.
(2)  Includes the net effect of interest rate swaps.

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2000.

                                Period to Maturity from March 31, 2000               At March 31,
                         ---------------------------------------------------- --------------------------
                           Less
                           than    One to     Two to     Three to   Four to
                         One Year Two years Three years Four years Five years   2000     1999     1998
                         -------- --------- ----------- ---------- ---------- -------- -------- --------
                                                     (Dollars in thousands)
Certificate accounts:
 0 to 4.00%............. $  1,339  $   --     $   --      $  --      $  --    $  1,339 $  4,185 $    --
 4.01 to 5.00%..........  133,549    4,089        162         76        --     137,876  226,612    8,783
 5.01 to 6.00%..........  162,679   44,668      6,675      2,020      2,788    218,830  157,068  370,626
 6.01 to 7.00%..........    8,566   29,038      6,670          4        --      44,278   27,977   76,392
 7.01 to 8.00%..........    4,569      --         --         --         --       4,569   12,143   18,732
 Over 8.01%.............      --       --         --         --         --         --         4        4
                         --------  -------    -------     ------     ------   -------- -------- --------
  Total................. $310,702  $77,795    $13,507     $2,100     $2,788   $406,892 $427,989 $474,537
                         ========  =======    =======     ======     ======   ======== ======== ========

  Borrowings. The Company utilizes advances from the FHLB and reverse repurchase agreements with securities dealers as alternatives to retail deposits to fund its operations as part of its operating strategy. During the year ended March 31, 2000, the Company used FHLB borrowings to a greater extent to fund its purchase of mortgage-backed securities. FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board ("FHFB") and the FHLB. At March 31, 2000, the Company had $608.0 million in outstanding advances from the FHLB as compared to $530.7 million at March 31, 1999.

  The following table sets forth certain information regarding the Company's FHLB Advances at or for the periods ended on the dates indicated:

                                                      At or For the Year
                                                       Ended March 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Dollars in thousands)
FHLB advances:
  Average balance outstanding.................... $561,578  $464,404  $214,278
                                                  ========  ========  ========
  Maximum amount outstanding at any month-end
   during the period............................. $607,980  $558,286  $356,615
                                                  ========  ========  ========
  Balance outstanding at end of period........... $607,980  $530,655  $356,615
                                                  ========  ========  ========
  Weighted average interest rate during the
   period........................................     5.54%     5.64%     6.05%
                                                  ========  ========  ========
  Weighted average interest rate at end of
   period........................................     5.97%     5.30%     5.87%
                                                  ========  ========  ========

  The following table sets forth certain information regarding the Company's reverse repurchase agreements and other borrowings at or for the periods ended on the dates indicated:

                                                        At or For the Year
                                                         Ended March 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
                                                      (Dollars in Thousands)
Reverse repurchase agreements and other borrowings:
  Average balance outstanding......................  $105,774  $50,103  $10,173
                                                     ========  =======  =======
  Maximum amount outstanding at any month-end
   during the period...............................  $191,753  $73,299  $47,250
                                                     ========  =======  =======
  Balance outstanding at end of period.............  $171,682  $55,326  $47,250
                                                     ========  =======  =======
  Weighted average interest rate during the
   period..........................................      5.52%    5.30%    5.63%
                                                     ========  =======  =======
  Weighted average interest rate at end of period..      5.91%    4.83%    5.58%
                                                     ========  =======  =======

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

  FIRSTFED INSURANCE AGENCY, LLC, a Massachusetts limited liability corporation, was formed in January 1999 and is jointly owned by the Company and FAB FUNDING. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. The Agency is licensed to sell insurance in both Massachusetts and Rhode Island and is subject to regulations of, and periodic examinations by, both of these states.

  FIRSTFED TRUST COMPANY, NA, a nationally chartered organization headquartered in Massachusetts, was formed in February 2000. The Trust Company provides investment and fiduciary services in the Rhode Island and southeastern Massachusetts marketplace and is 65% owned by the Company.

Personnel

  As of March 31, 2000, the Company had 301 authorized full-time employee positions and 44 authorized part-time employee positions, for a total of approximately 323 full-time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION

General

  As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Bank, as a federally chartered savings association, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Trust Company, a nationally chartered trust company, is subject to extensive regulation, examination and supervision by its federal regulator, the Office of the Comptroller of the Currency ("OCC"), the agency that charters national banks. The Trust Company does not accept deposits and is not insured by the FDIC.

  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. Similarly, the Trust Company reports to, and is subject to examination and supervision by, the OCC. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to facilitate the institution's safety and soundness. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including, with respect to the Bank, policies regarding the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the applicable regulatory requirements and policies, whether by the OTS, the FDIC, the OCC or the Congress, could have a material adverse impact on the Company, the Bank, the Trust Company and their operations. Certain of the regulatory requirements applicable to the Bank, Trust Company and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank, the Trust Company and the Company.

Holding Company Regulation

  The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

Regulation of the Bank and Trust Company

  Business Activities. The activities of federal savings institutions, such as the Bank, are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

  The activities of the Trust Company are limited to providing fiduciary and related services and are also subject to federal law and regulation. Generally, the Trust Company is subject to all of the laws and regulations applicable to national banks except where clearly inapplicable due to the Trust Company's limited activities.

  Capital Requirements. OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At March 31, 2000, the Bank met each of its capital requirements.

  The following table presents the Bank's capital position at March 31, 2000.

                                                                    Capital
                                                                ----------------
                                       Actual  Required Excess  Actual  Required
                                      Capital  Capital  Amount  Percent Percent
                                      -------- -------- ------- ------- --------
                                                (Dollars in thousands)
Tangible............................. $100,267 $31,590  $68,677   6.35%   2.00%
Core (Leverage)......................  100,267  63,179   37,088   6.35    4.00
Risk-based...........................  109,319  58,052   51,267  15.06    8.00

  The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The following table presents the Trust Company's capital position at March 31, 2000.

                                                                    Capital
                                                                -----------------
                                        Actual  Required Excess Actual   Required
                                        Capital Capital  Amount Percent  Percent
                                        ------- -------- ------ -------  --------
                                                 (Dollars in thousands)
Tangible............................... $2,809    $ 56   $2,753 100.43%    2.00%
Core (Leverage)........................  2,809     112    2,697 100.43     4.00
Risk-based.............................  2,809     224    2,585 486.83     8.00

  Both the OTS and OCC have the discretion to establish higher capital requirements in individual cases where deemed justified by the institution's condition or risk profile.

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

  Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

  In addition to the assessment for deposit insurance, FDIC-insured institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance

Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members which began on January 1, 2000.

  The Bank's assessment rate for fiscal 2000 ranged from 2.12 to 5.92 basis points and the premium paid for this period was $334,000. Payments toward the FICO bonds amounted to $334,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

  The Trust Company does not accept deposits and is not insured by the FDIC.

  Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2000, the Bank's limit on loans to one borrower was $14.5 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $5.0 million.

  QTL Test. The HOLA requires savings institutions such as the Bank to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets;
(ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a commercial bank charter. As of March 31, 2000, the Bank maintained 88.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the new OTS regulation effective on April 1, 1999, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

  Under OCC regulations, a national trust company may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for March 31, 2000 was 28.4%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2000 totaled $244,000.

  The Trust Company must pay semi-annual assessments to the OCC to fund its operations. The OCC has recently proposed to change the manner in which national trust companies with less than $1 billion in managed assets, such as the Trust Company, would be assessed. The proposal would implement both a component based on the amount of balance sheet assets and a flat fee.

  Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Trust Company is subject to similar restrictions. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

  The OCC has similar enforcement authority with respect to the Trust Company.

Federal Home Loan Bank System

  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2000 of $30.9 million.

  The Federal Home Loan Banks are required to provide funds for the resolution of insolvent FSLIC-insured thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Federal Securities Laws

  The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

  Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provisions may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                          FEDERAL AND STATE TAXATION

Federal Taxation

  General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS since 1983, which covered the tax years 1980 to 1981. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

  SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation was deductible under Section 162 of the Code in the year of payment.

State and Local Taxation

  Commonwealth of Massachusetts Taxation For fiscal year 2000 the tax rate applicable for financial institutions was 10.5%. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996.

  Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. FIRSTFED INVESTMENT CORPORATION and CELMAC INVESTMENT CORPORATION qualified for this reduced tax rate.

  Rhode Island Taxation. Subsidiary corporations of the Company conducting business in Rhode Island are subject to a Rhode Island excise tax and must file separate Rhode Island state tax returns. The tax is based upon an apportioned percentage of net income related to activities conducted within the State. The apportionment percentage is determined by adding the taxpayer's receipts factor, property factor, and payroll factor and dividing the sum by three. For fiscal year 2000, the tax rate was 9%.

  Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Additional Item. Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                             Age at
   Name                  March 31, 2000                   Position
   ----                  --------------                   --------
Edward A. Hjerpe, III...       41       Executive Vice President, Treasurer, Chief
                                         Operating Officer, and Chief Financial
                                         Officer of the Company and the Bank

Kevin J. McGillicuddy...       60       Senior Vice President of the Company and the
                                         Bank

Frederick R. Sullivan...       58       Senior Vice President of the Company and the
                                         Bank

Terrence M. Tyrrell.....       50       Senior Vice President of the Company and the
                                         Bank

Item 2. Properties.

  The Company currently conducts its business through a centralized administrative, operations, and banking offices located in Swansea and 14 other full service banking offices and six loan origination centers, most of which are located in Southeastern Massachusetts and Rhode Island.

                                                                         Net Book Value
                                                                         of Property or
                                             Original                       Leasehold
                                    Leased  Year Leased     Date of      Improvements at
            Location               or Owned or Acquired Lease Expiration March 31, 2000
            --------               -------- ----------- ---------------- ---------------
                                                                         (In thousands)
Administrative/Operations/Banking
 Office:

 ONE FIRSTFED PARK
 Swansea, MA 02777...............   Owned      1994          --              $7,938

Banking Offices:
 27 Park Street
 Attleboro, MA 02703.............   Owned      1990          --               1,606

 33 Sullivan Drive
 Fall River, MA 02721............   Owned      1979          --               1,380

 1450 Plymouth Avenue
 Fall River, MA 02721............   Owned      1972          --                 304

 278 Union Street
 New Bedford, MA 02740...........   Owned      1972          --                 318

 254 Rockdale Avenue
 New Bedford, MA 02740...........   Owned      1983          --                 677

 265 Newport Avenue
 Pawtucket, RI 02860.............   Owned      1996          --                 685

 40 Westminster Street
 Providence, RI 02903............   Leased     2000         May 2010            710

 741 Willett Avenue
 East Providence, RI 02915.......   Owned      1995          --                 653

 1519 Newman Avenue
 Seekonk, MA 02771...............   Owned      1994          --                 604

 149 Grand Army Highway
 Somerset, MA 02725..............   Owned      1963          --                 398

 2 Washington Street
 Taunton, MA 02780...............   Owned      1976          --                 644

 2100 Warwick Avenue
 Warwick, RI 02889...............   Owned      1996          --                 615

 975 Ashley Boulevard
 New Bedford, MA 02745...........   Leased     1996          --(1)              652

 1215 Park Avenue
 Cranston, RI 02910..............   Owned      1998          --               1,453

                                                                 Net Book Value
                                                                 of Property or
                                   Original                         Leasehold
                          Leased  Year Leased      Date of       Improvements at
        Location         or Owned or Acquired  Lease Expiration  March 31, 2000
        --------         -------- ----------- ------------------ ---------------
                                                                 (In thousands)
Loan Origination
 Centers:

 12 White's Path, Unit 7
 Yarmouth, MA 02664.....  Leased     1992     October 2000 (2)           --


 62 Auburn Street
 Auburn, MA 01501 ......  Leased     1990     June 2000 (2)              --

 1325 Springfield Street
 Agawam, MA 01089.......  Leased     1992     June 2000 (2)              --

 10 Wall Street
 Burlington, MA 01803...  Leased     1994     January 2003               --

 333 Main Street
 East Greenwich,
 RI 02818...............  Leased     1990     September 2000 (2)         --

 142 Middle Road
 Turnpike
 Woodbury, CT 06798.....  Leased     1999      --(3)                     --

Other Facilities:

 1 North Main Street
 Fall River, MA 02720...  Owned      1956      --                        602
                                                                     -------
  Total.................                                             $19,239
                                                                     =======

--------
(1) In 1996, the Company entered into a lease agreement for the land. The lease has a commencement date of November 1, 1996 and a term of 20 years with four five-year renewal options. Subsequent to entering into the lease agreement, the Company constructed a banking office location which structure the Company owns.
(2)  The Company has options to renew these leases from 1 to 3 years.
(3)  The Company leases this facility on a month-to-month basis.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data.

  The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2000 Annual Report to Stockholders on pages 11 and 12 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders on pages 14 through 31 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Market Risk and Management of Interest-Rate Risk" on pages 17 through 21 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

  The Consolidated Financial Statements of FIRSTFED AMERICA BANCORP, INC. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 2000 Annual Report to Stockholders on pages F-1 through F-36 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to "Additional Item--Executive Officers of the Registrant" contained herein and the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, at pages 5 through 8.

Item 11. Executive Compensation.

  The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, at pages 10 through 18 (excluding the Compensation Committee Report on Executive Compensation and Stock Performance Graph).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, at pages 3 and 4.

Item 13. Certain Relationships and Related Transactions.

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, at page 18.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to
  Stockholders:

                                                                        Page
                                                                     -----------
   Independent Auditors' Report....................................          F-1

   Consolidated Balance Sheets as of March 31, 2000 and 1999.......          F-2

   Consolidated Statements of Operations for the Fiscal Years Ended
    March 31, 2000, 1999 and 1998..................................          F-3

   Consolidated Statements of Changes in Stockholders' Equity for
    the Fiscal Years Ended March 31, 2000, 1999, and 1998..........   F-4 to F-5

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
    March 31, 2000, 1999 and 1998..................................   F-6 to F-7

   Notes to Consolidated Financial Statements......................  F-8 to F-36

    The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3) Exhibits

      (a) The following exhibits are filed as part of this report.

        3.1  Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC.(1)
        3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)
        4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
       10.1  Form of Employment Agreement between the Bank and Robert F.
             Stoico(1)
       10.2  Forms of Employment Agreement between Company and Kevin J.
             McGillicuddy and Employment Agreement between the Bank and Kevin
             J. McGillicuddy(1)
       10.3  Forms of Employment Agreement between Company and Frederick R.
             Sullivan and Employment Agreement between the Bank and Frederick
             R. Sullivan(1)
       10.4  Forms of Employment Agreement between Company and Terrence M.
             Tyrrell and Employment Agreement between the Bank and Terrence M.
             Tyrrell(1)
       10.5  Form of Employment Agreement between the Bank and Edward A.
             Hjerpe, III(3)
       10.6  Employment Agreement between Company and Robert F. Stoico(5)
       10.7  Employment Agreement between Company and Edward A. Hjerpe, III(5)
       10.8  First Federal Savings Bank of America Employee Stock Ownership
             Plan and Trust(1)
       10.9 FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive Plan, as amended and restated(2)
       10.10 First Federal Savings Bank of America 1997 Supplemental Executive
             Retirement Plan(1)
       10.11 FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan(4)
       11.0 Computation of earnings per share is incorporated by reference to the Consolidated Statements of Operations on page F-3 of the 2000
             Annual Report to Stockholders.
       13.0 Portions of the 2000 Annual Report to Stockholders (filed herewith)
       21.0 Subsidiary information is incorporated herein by reference to "Part I--Subsidiary Activities" and "Item 1. Business--General"
       23.1  Consent of Independent Auditor (filed herewith)
       27.0  Financial Data Schedule (filed herewith)

      --------
      (1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855
      (2) Incorporated by reference into this document from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
      (3) Incorporated by reference into the Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
      (4) Incorporated by reference into this document from the Proxy Statement for the 1998 Annual Meeting of Stockholders dated June 15, 1998.
      (5) Incorporated by reference into the Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

      (b) Reports on Form 8-K.

        A current report on Form 8-K was filed on February 8, 2000, attaching the press release issued on February 3, 2000, announcing that the Annual Meeting of Shareholders was to held on July 27, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED AMERICA BANCORP, INC.

                                                  /s/ Robert F. Stoico
                                          By: _________________________________
                                                      Robert F. Stoico
                                               President and Chief Executive
                                                          Officer

DATED: June 29, 2000

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Robert F. Stoico            President and Chief           June 29, 2000
______________________________________  Executive Officer and
           Robert F. Stoico             Chairman of the Board
                                        (Principal Executive
                                        Officer)

    /s/ Edward A. Hjerpe, III          Executive Vice President,     June 29, 2000
______________________________________  Treasurer, Chief
        Edward A. Hjerpe, III           Operating Officer, and
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

     /s/ Gilbert C. Oliveira           Director                      June 29, 2000
______________________________________
         Gilbert C. Oliveira

    /s/ Thomas A. Rodgers, Jr.         Director                      June 29, 2000
______________________________________
        Thomas A. Rodgers, Jr.

     /s/ Richard W. Cederberg          Director                      June 29, 2000
______________________________________
         Richard W. Cederberg

     /s/ John S. Holden, Jr.           Director                      June 29, 2000
______________________________________
         John S. Holden, Jr.

     /s/ Dr. Paul A. Raymond           Director                      June 29, 2000
______________________________________
         Dr. Paul A. Raymond

      /s/ Anthony L. Sylvia            Director                      June 29, 2000
______________________________________
          Anthony L. Sylvia