Form 10-Q
period 2000-06-30
FIRSTFED AMERICA BANCORP INC
filed 2000-08-14
CIK 1023640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

  ------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes (X) No ( )

  As of August 4, 2000 there were 6,514,128 shares of the Registrant's Common
                              Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
Part IFinancial Information

Item 1. Consolidated Financial Statements..................................   2
    Consolidated Balance Sheets as of June 30, 2000 (unaudited) and March
     31, 2000..............................................................   2
    Consolidated Statements of Operations for the three months ended June
     30, 2000 (unaudited) and 1999 (unaudited).............................   3
    Consolidated Statements of Changes in Stockholders' Equity for the
     three months ended June 30, 2000 (unaudited)..........................   4
    Consolidated Statements of Cash Flows for the three months ended June
     30, 2000 (unaudited) and 1999 (unaudited).............................   5
    Notes to Unaudited Consolidated Financial Statements...................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   7

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  13

Part II Other Information

Item 1. Legal Proceedings..................................................  15

Item 2. Changes in Securities and Use of Proceeds..........................  15

Item 3. Default Upon Senior Securities.....................................  15

Item 4. Submission of Matters to a Vote of Security Holders................  15

Item 5. Other Information..................................................  15

Item 6. Exhibits and Reports on Form 8-K...................................  15

SIGNATURES.................................................................  16

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        June 30,    March 31,
                                                          2000        2000
                                                       -----------  ---------
                                                       (unaudited)
                        Assets
Cash on hand and due from banks....................... $   20,339      20,720
Short-term investments................................      3,860         250
                                                       ----------   ---------
  Total cash and cash equivalents.....................     24,199      20,970
Mortgage loans held for sale..........................      4,793       3,417
Investment in trading securities......................        752         587
Investment securities available for sale (amortized
 cost of $6,261 and $6,260)...........................      5,978       5,643
Mortgage-backed securities available for sale
 (amortized cost of $527,315 and $550,109)............    520,220     543,627
Mortgage-backed securities held to maturity (fair
 value of $2,736 and $2,853)..........................      2,710       2,819
Stock in Federal Home Loan Bank of Boston, at cost....     33,612      30,928
Loans receivable, net (net of allowance for loan
 losses of $12,568 and $12,275).......................    978,483     888,760
Accrued interest receivable...........................      7,636       7,018
Mortgage servicing rights.............................      5,774       6,288
Office properties and equipment, net..................     25,084      25,187
Bank-Owned Life Insurance.............................     32,527      32,127
Prepaid expenses and other assets.....................     11,517      12,624
                                                       ----------   ---------
    Total assets...................................... $1,653,285   1,579,995
                                                       ==========   =========
         Liabilities and Stockholders' Equity
Liabilities:
  Deposits............................................ $  678,970     664,682
  FHLB advances and other borrowings..................    839,497     779,662
  Advance payments by borrowers for taxes and
   insurance..........................................      5,612       5,984
  Accrued interest payable............................      5,700       4,620
  Other liabilities...................................     20,928      23,342
                                                       ----------   ---------
    Total liabilities.................................  1,550,707   1,478,290
                                                       ----------   ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued............................        --          --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 8,707,152 shares issued................         87          87
  Additional paid-in capital..........................     85,467      85,449
  Retained earnings...................................     65,167      63,270
  Accumulated other comprehensive loss................     (4,613)     (4,470)
  Unearned 1997 stock-based incentive plan............     (4,369)     (4,438)
  Unallocated ESOP shares.............................     (3,872)     (3,872)
  Treasury stock......................................    (35,289)    (34,321)
                                                       ----------   ---------
    Total stockholders' equity........................    102,578     101,705
                                                       ----------   ---------
    Total liabilities and stockholders' equity........ $1,653,285   1,579,995
                                                       ==========   =========

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                 For the Three
                                                                    Months
                                                                Ended June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  (unaudited)
Interest and dividend income:
  Loans........................................................ $18,045 $14,784
  Investment securities........................................      97     297
  Mortgage-backed securities...................................   8,605   6,026
  Federal Home Loan Bank stock.................................     603     469
                                                                ------- -------
  Total interest and dividend income...........................  27,350  21,576
                                                                ------- -------
    Interest expense:
  Deposits.....................................................   6,213   6,309
  Borrowed funds...............................................  12,358   7,719
                                                                ------- -------
    Total interest expense.....................................  18,571  14,028
                                                                ------- -------
    Net interest income before provision for loan losses.......   8,779   7,548
Provision for loan losses......................................     300     300
                                                                ------- -------
    Net interest income after provision for loan losses........   8,479   7,248
                                                                ------- -------
Non-interest income:
  Loan servicing income........................................     374     471
  Gain (loss) on sale of mortgage loans, net...................      18    (474)
  Service charges on deposit accounts..........................     341     295
  Earnings on Bank-Owned Life Insurance........................     400     380
  Other income.................................................     833     754
                                                                ------- -------
    Total non-interest income..................................   1,966   1,426
                                                                ------- -------
Non-interest expense:
  Compensation and employee benefits...........................   4,308   3,535
  Office occupancy and equipment...............................   1,064   1,050
  Advertising and business promotion...........................     333     251
  Federal deposit insurance premiums...........................      33      99
  Data processing..............................................     396     365
  Other........................................................     864     950
                                                                ------- -------
    Total non-interest expenses................................   6,998   6,250
                                                                ------- -------
    Income before income tax expense...........................   3,447   2,424
Income tax expense.............................................   1,074     722
                                                                ------- -------
    Net income................................................. $ 2,373 $ 1,702
                                                                ======= =======
Basic earnings per share....................................... $  0.40 $  0.27
                                                                ======= =======
Diluted earnings per share..................................... $  0.40 $  0.27
                                                                ======= =======
Basic shares outstanding--in thousands.........................   5,976   6,336
                                                                ======= =======
Diluted shares outstanding--in thousands.......................   5,976   6,336
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Three Months Ended June 30, 2000
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                               Unearned
                                                                                                 1997
                                                                                                stock-
                                                                     Accumulated                based
                              Shares of        Additional               other                 incentive                Total
                    Preferred  common   Common  paid-in   Retained  comprehensive Unallocated plan (SIP) Treasury  stockholders'
                      stock     stock   stock   capital   earnings  income (loss) ESOP shares   shares    stock       equity
                    --------- --------- ------ ---------- --------  ------------- ----------- ---------- --------  -------------
Balance at March
31, 2000..........     --       8,707    $87    $85,449   $63,270      $(4,470)     $(3,872)   $(4,438)  $(34,321)   $101,705
 Earned SIP stock
 awards...........     --         --     --          (5)      --           --           --          69        --           64
 Earned ESOP
 shares charged to
 expense..........     --         --     --          23       --           --           --         --         --           23
 Cash dividends
 declared and paid
 ($0.07 per
 share)...........     --         --     --         --       (476)         --           --         --         --         (476)
 Common stock
 repurchased
 (81,200 shares at
 an average price
 of $10.99 per
 share)...........     --         --     --         --        --           --           --         --        (897)       (897)
 Common stock
 acquired for
 certain employee
 benefit plans
 (11,629 shares at
 an average price
 of $11.38 per
 share)...........     --         --     --         --        --           --           --         --        (132)       (132)
 Common stock sold
 from certain
 employee benefit
 plans (4,246
 shares at an
 average price of
 $14.37 per
 share)...........     --         --     --         --        --           --           --         --          61          61
 Comprehensive
 income (loss):
 Net income.......     --         --     --         --      2,373          --           --         --         --        2,373
 Other
 comprehensive
 income, net of
 tax
  Unrealized
  holding gains
  (losses) on
  available for
  sale
  securities......     --         --     --         --        --          (277)         --         --         --            -
  Reclassification
  adjustment for
  losses (gains)
  included in net
  income..........     --         --     --         --        --           --           --         --         --            -
                                                                       -------
  Net unrealized
  (losses) gains..     --         --     --         --        --          (277)         --         --         --            -
  Tax effect......     --         --     --         --        --           134          --         --         --            -
                                                                       -------
  Net-of-tax
  effect..........     --         --     --         --        --          (143)         --         --         --         (143)
                                                                                                                     --------
 Total
 comprehensive
 income...........     --         --     --         --        --           --           --         --         --        2,230
                       ---      -----    ---    -------   -------      -------      -------    -------   --------    --------
Balance at June
30, 2000..........     --       8,707    $87    $85,467   $65,167      $(4,613)     $(3,872)   $(4,369)  $(35,289)   $102,578
                       ===      =====    ===    =======   =======      =======      =======    =======   ========    ========

         See accompanying notes to consolidated financial statements.

                         FIRSTFED AMERICA BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                       For the Three Months
                                                          Ended June 30,
                                                     --------------------------
                                                        2000        1999
                                                     -----------  --------
Cash flows from operating activities:
 Net income......................................... $     2,373  $  1,702
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Amortization (accretion) of:
  Premium (discount) on investment and mortgage-
   backed securities available for sale.............        (172)      400
  Deferred loan origination fees (costs)............           2       103
  Mortgage servicing rights.........................         611       528
 Provision for loan losses..........................         300       300
 (Gains) losses on sales of:
  Real estate owned.................................         --        (32)
  Mortgage loans....................................         (18)      474
  Office properties and equipment...................         --        (30)
 Net proceeds from sales of mortgage loans..........      11,839   118,908
 Origination of mortgage loans held for sale........     (13,294)  (98,696)
 Earnings from Bank-Owned Life Insurance............        (400)     (380)
 Unrealized gain on trading securities..............         (65)     (138)
 Real estate owned valuation write-downs............         --        (43)
 Depreciation of office properties and equipment....         664       616
 Appreciation in fair value of ESOP shares..........          23        56
 Earned SIP shares..................................          64        59
 Increase or decrease in:
  Accrued interest receivable.......................        (618)     (134)
  Prepaid expenses and other assets.................       1,241    (3,146)
  Accrued interest payable..........................       1,080       141
  Accrued income taxes and other liabilities........      (2,414)   (1,259)
                                                     -----------  --------
   Net cash provided by operating activities........       1,216    19,429
                                                     -----------  --------
Cash flows from investing activities:
 Purchase of trading securities.....................        (100)     (100)
 Purchase of mortgage-backed securities available-
  for-sale..........................................         --    (95,722)
 Payments received on mortgage-backed securities
  available for sale................................      22,967    35,852
 Maturities of investment securities held to
  maturity..........................................         --      6,000
 Payments received on mortgage-backed securities
  held to maturity..................................         109     1,320
 Purchase of Federal Home Loan Bank stock...........      (2,684)        -
 Net (increase) decrease in loans...................     (90,025)    7,231
 Proceeds from sales of real estate owned...........         --        302
 Proceeds from sale of office properties and
  equipment.........................................         --        103
 Purchases of office properties and equipment.......        (561)     (297)
                                                     -----------  --------
   Net cash used in investing activities............     (70,294)  (45,311)
                                                     -----------  --------
Cash flows from financing activities:
 Net increase (decrease) in deposits................      14,288    (5,424)
 Proceeds from FHLB advances and other borrowings...   1,351,338   113,641
 Repayments on FHLB advances and other borrowings...  (1,291,503)  (91,880)
 Net change in advance payments by borrowers for
  taxes and insurance...............................        (372)      (98)
 Cash dividend paid.................................        (476)     (355)
 Payments to acquire common stock for treasury
  stock.............................................        (968)      (39)
                                                     -----------  --------
   Net cash provided by financing activities........      72,307    15,845
                                                     -----------  --------
Net increase (decrease) in cash and cash
 equivalents........................................       3,229   (10,037)
Cash and cash equivalents at beginning of year......      20,970    39,020
                                                     -----------  --------
Cash and cash equivalents at end of quarter......... $    24,199  $ 28,983
                                                     ===========  ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest........................................... $    17,491  $ 13,887
                                                     ===========  ========
 Income taxes....................................... $     2,671  $  1,695
                                                     ===========  ========
Supplemental disclosures of noncash investing
 activities:
 Property acquired in settlement of loans........... $       --   $    164
                                                     ===========  ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"), and its 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"). The remaining 35% interest of the Trust Company is held by M/D Trust, LLC, a minority owner. First Federal Savings Bank of America includes its wholly-owned subsidiaries, FIRSTFED MORTGAGE CORPORATION, FIRSTFED INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION.

  The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2001.

  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 2000.

Note 2. Impact of Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2000 and March 31, 2000

 General

  Total assets at June 30, 2000 were $1.653 billion, an increase of $73.3 million, or 4.6%, compared to $1.580 billion at March 31, 2000. Asset growth was primarily attributable to growth in loans receivable, net, which increased $89.7 million, or 10.1%, to $978.5 million at June 30, 2000 from $888.8 million at March 31, 2000. Partially offsetting this growth was a $23.4 million decrease in mortgage-backed securities available for sale. Balance sheet growth was primarily funded by increases of $59.8 million in Federal Home Loan Bank of Boston advances and other borrowings and $14.3 million in deposit balances during the first quarter of fiscal year 2001.

  Total stockholders' equity increased $873,000 to $102.6 million at June 30, 2000, from $101.7 million at March 31, 2000. The increase is primarily due to $2.4 million in earnings, partially offset by $476,000 in dividends paid to stockholders, $968,000 in treasury stock purchases, and a $143,000 reduction in the fair market value of available for sale securities, net of tax. The stockholders' equity to assets ratio was 6.20% at June 30, 2000, down from 6.44% at March 31, 2000.

 Liquidity and Capital

  The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings ("liquidity ratio"). At June 30, 2000 and March 31, 2000, the Bank's liquidity ratio was 27.25% and 28.35%, respectively. The OTS required liquidity ratio is 4.0%.

  The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $555.9 million, or 33.6% of total assets.

  The Company has other sources of liquidity if a need for additional funds arises, including a $25 million FHLB secured line of credit, FHLB advances, and other borrowings from securities dealers. At June 30, 2000, the Company had $839.5 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $159.4 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

  At June 30, 2000, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $128.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from June 30, 2000 totaled $313.1 million. The Company expects that it will retain a majority of maturing certificate accounts.

  At June 30, 2000, the consolidated stockholders' equity to total assets ratio was 6.20%. At June 30, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $100.4 million, or 6.08%, of total adjusted assets, was above the required level of $33.1 million or 2.0%; core capital of $100.4 million, or 6.08% of total adjusted assets, was above the required level of $66.1 million, or 4.0%; risk-based capital of $110.1 million, or 14.16% of risk-weighted assets, was above the required level of $62.2 million or 8.0%, and Tier 1 risk-based capital of $100.4 million, or 12.91% of risk-weighted assets, was above the required level of $31.1 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

 Asset Quality

  At June 30, 2000, non-accrual loans totaled $1.0 million and there was no real estate owned ("REO"). The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended June 30, 2000 was $17,000. The following table sets forth information regarding non-accrual loans and REO.

                                                      At June 30, At March 31,
                                                         2000         2000
                                                      ----------- ------------
                                                       (Dollars in thousands)
Non-accrual loans:
Mortgage loans:
  One- to four-family................................   $  779       $  941
  Multi-family.......................................      --           --
  Commercial real estate.............................      --           --
  Construction and land..............................      --           --
                                                        ------       ------
    Total mortgage loans.............................      779          941
                                                        ------       ------
Commercial loans.....................................      244          345
                                                        ------       ------
Consumer loans:
  Home equity lines..................................      --           --
  Second mortgages...................................        4           12
  Other consumer loans...............................       19           12
                                                        ------       ------
    Total consumer loans.............................       23           24
                                                        ------       ------
    Total nonaccrual loans...........................    1,046        1,310
Real estate owned, net...............................      --           --
                                                        ------       ------
  Total non-performing assets........................   $1,046       $1,310
                                                        ======       ======
Allowance for loan losses as a percent of loans(1)...     1.27%        1.36%
Allowance for loan losses as percent of non-
 performing loans(2).................................    1,202%         937%
Non-performing loans as a percent of loans(1)(2).....     0.11%        0.15%
Non-performing assets as a percent of total
 assets(3)...........................................     0.06%        0.08%

--------
(1) Loans includes loans receivable, net, excluding allowance for loan losses.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(3) Non-performing assets consist of non-performing loans and REO.

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

        COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
            JUNE 30, 2000 AND THE THREE MONTHS ENDED JUNE 30, 1999

General

  Net income increased $671,000, or 39.4%, to $2.4 million for the first quarter of fiscal year 2001 from $1.7 million for the first quarter of fiscal year 2000. Basic and diluted earnings per share ("EPS") increased 48.1% to $0.40 for the first quarter of fiscal year 2001 from $0.27 per share for the first quarter of fiscal year 2000. Pre-tax income increased $1.0 million, or 42.2%, to $3.4 million, the net result of increases in net interest income of $1.2 million, non-interest income of $540,000 and non-interest expense of $748,000. The growth in EPS was caused by the growth in net income and a reduction in shares outstanding as a result of the Company's stock repurchases.

Net Interest Income

  Net interest income before provision for loan losses increased $1.2 million, or 16.3%, to $8.8 million for the first quarter of fiscal year 2001 from $7.5 million for the first quarter of fiscal year 2000, primarily due to growth in loans receivable and mortgage-backed securities funded by increases in FHLB advances and other borrowings. Despite rising interest rates, the Company's net interest rate spread increased two basis points to 2.01% for the first quarter of fiscal year 2001, compared to 1.99% for the same period in fiscal year 2000.

  The growth in the average balances of loans receivable and mortgage-backed securities during the first quarter of fiscal year 2001, compared to the first quarter of fiscal year 2000, was due to several key factors. Rising market interest rates resulted in increased origination of adjustable-rate mortgages that are generally retained for portfolio, decreased origination of fixed-rate mortgages that are generally sold in the secondary market and decreased prepayment speeds on loans. Favorable economic conditions, combined with the Company's promotional efforts, resulted in growth in commercial and consumer loans. In addition, the growth in mortgage-backed securities resulted from management's strategy to increase the Company's leverage in fiscal year 2000.

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

  The following table sets forth certain information relating to the Company for the three months ended June 30, 2000 and 1999. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums and discounts, which are considered adjustments to yields.

                                    For the Three Months Ended June 30,
                          ---------------------------------------------------------
                                     2000                         1999
                          ---------------------------- ----------------------------
                                               Average                      Average
                           Average             Yield/   Average             Yield/
                           Balance    Interest  Cost    Balance    Interest  Cost
                          ----------  -------- ------- ----------  -------- -------
                            (Dollars in thousands)       (Dollars in thousands)
        Assets:
Interest-earning assets:
 Loans receivable, net
  and mortgage loans
  held for sale.........  $  931,318  $18,045   7.75%  $  800,322  $14,784   7.39%
 Investment securities..      40,802      700   6.88       54,685      766   5.63
 Mortgage-backed
  securities............     537,459    8,605   6.40      431,428    6,026   5.59
                          ----------  -------   ----   ----------  -------   ----
 Total interest-earning
  assets................   1,509,579   27,350   7.25    1,286,435   21,576   6.71
                                      -------   ----               -------   ----
Noninterest-earning
 assets.................     101,699                       99,105
                          ----------                   ----------
 Total assets...........  $1,611,278                   $1,385,540
                          ==========                   ==========
    Liabilities and
  Stockholders' Equity:
Interest-bearing
 liabilities:
 Deposits...............  $  607,103    6,213   4.10   $  613,868    6,309   4.13
 FHLB advances and other
  borrow................     815,656   12,358   6.08      582,295    7,719   5.33
                          ----------  -------   ----   ----------  -------   ----
 Total interest-bearing
  liabilities...........   1,422,759   18,571   5.24    1,196,163   14,028   4.72
                                      -------   ----               -------   ----
Noninterest-bearing
 liabilities............      85,750                       81,080
                          ----------                   ----------
 Total liabilities......   1,508,509                    1,277,243
Stockholders' equity....     102,769                      108,297
                          ----------                   ----------
 Total liabilities and
  stockholders' equity..  $1,611,278                   $1,385,540
                          ==========                   ==========
Net interest rate
 spread.................              $ 8,779   2.01%              $ 7,548   1.99%
                                      =======   ====               =======   ====
Net interest margin.....                        2.33%                        2.36%
                                                ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      106.10%                      107.55%
                          ==========                   ==========

Provision for Loan Losses

  The Company's provision for loan losses remained unchanged at $300,000 for the first quarters of fiscal years 2001 and 2000. The allowance for loan losses was $12.6 million, or 1.27% of loans receivable at June 30, 2000, versus $12.3 million, or 1.36% of loans receivable at March 31, 2000. To the extent the Company experiences increases in the balance of its loan portfolio or increases its concentration of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

  Non-performing loans decreased to $1.0 million, or 0.11% of loans receivable, at June 30, 2000, from $1.3 million, or 0.15% of loans receivable, at March 31, 2000. There was no REO at June 30, 2000 and March 31, 2000. Decreases in non-performing loans and assets are primarily a result of continued strengthening in the local economy and conservative loan underwriting.

Non-interest Income

  Non-interest income increased $540,000, or 37.9%, to $2.0 million for the first quarter of fiscal year 2001 from $1.4 million for the first quarter of fiscal year 2000. This increase is primarily attributable to a $492,000 improvement in gain (loss) on sale of mortgage loans, reflecting a decrease in the origination of saleable fixed rate mortgages during the first quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000. Instead, the Company has experienced increased production of adjustable rate mortgages, which are generally retained for portfolio. During the prior year's quarter, mortgage interest rates rose significantly, having a negative impact on the price of loans sold in the secondary market.

Non-interest Expense

  Non-interest expense increased $748,000, or 12.0%, to $7.0 million for the first quarter of fiscal year 2001 from $6.3 million for the first quarter of fiscal year 2000. This increase, which includes a $773,000 increase in compensation and benefits, is primarily attributable to costs associated with the Company's recently opened office in downtown Providence, Rhode Island, two insurance agencies acquired by the Agency in March 2000, and the Trust Company, which opened in February 2000.

Income Taxes

  Income tax expense increased $352,000, or 48.8%, from the first quarter of fiscal year 2000 to the first quarter of fiscal year 2001, due primarily to increased income before income tax expense. The Company's effective tax rate increased to 31.2% during the first quarter of fiscal year 2001, from 29.8% for the first quarter of fiscal year 2000.

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

  At June 30, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 4.1%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would tend to reprice downward at a slower rate than its interest-bearing liabilities, which, consequently, may tend to positively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would tend to reprice upward at a slower rate than its interest-bearing liabilities which, consequently, may tend to negatively affect the Company's net interest income.

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

  As in the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

  The Company follows a practice of selling certain fixed-rate and adjustable-rate mortgage loans while generally retaining the servicing rights. In conjunction with this mortgage banking activity, the Company uses forward contracts in order to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity.

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

  Not Applicable

Item 3. Defaults Upon Senior Securities

  Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

  The annual meeting of stockholders was held July 27, 2000. The following proposals were voted on by the stockholders:

                                                             Withheld/  Broker
   Proposal                                   For    Against  Abstain  Non-Votes
   --------                                --------- ------- --------- ---------
   1)Election of Directors:
       Thomas A. Rodgers, Jr.............  5,300,484    --    642,218     --
       Anthony L. Silvia.................  5,313,232    --    629,470     --
   2) Ratification of KPMG LLP as
      independent auditors of the Company
      for the fiscal year ending March
      31, 2001...........................  5,757,021 11,783    47,433     --

Item 5. Other Information

  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits:

    3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC.(1)
    3.2 Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)
    4.0 Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
   10.1 FIRSTFED AMERICA, INC. 1997 Stock-based Incentive Plan, as amended(2)(3)
   10.2 FIRSTFED AMERICA, INC. 1998 Stock Option Plan(3)
   27   Financial Data Schedule (filed herewith)

  b) Reports on Form 8-K

  None
--------
(1) Incorporated into this document by reference from the Exhibits to Form S-1, Registration Statement filed on September 27, 1996, as amended, Registration No. 333-12855.
(2) Incorporated into this document by reference from the proxy statement dated June 20, 1997 and filed with the SEC on June 20, 1997 (SEC No. 1-12305).
(3) Incorporated into this document by reference from Appendices A (Amendments to the FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive Plan) and B (FIRSTFED AMERICA, INC. 1998 Stock Option Plan), respectively, of the proxy statement dated June 15, 1998 and filed with the SEC on June 15, 1998 (SEC No. 1-12305).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                          FIRSTFED AMERICA BANCORP, INC.
                                           Registrant

Date: August 14, 2000                              /s/ Robert F. Stoico
                                          By___________________________________
                                               President and Chief Executive
                                             Officer and Chairman of the Board
                                               (Principal Executive Officer)

Date: August 14, 2000                            /s/ Edward A. Hjerpe III
                                          By___________________________________
                                            Executive Vice President and Chief
                                                Operating Officer and Chief
                                               Financial Officer (Principal
                                             Accounting and Financial Officer)