Form 10-Q
period 2000-09-30
FIRSTFED AMERICA BANCORP INC
filed 2000-11-13
CIK 1023640

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

               For the quarterly period ended September 30, 2000

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

     ---------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

   As of November 3, 2000, there were 6,400,557 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
 PART I FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and March 31, 2000................................     2
          Consolidated Statements of Operations for the three months and six months ended September 30, 2000 (unaudited) and 1999
           (unaudited)...................................................     3
          Consolidated Statements of Changes in Stockholders' Equity for
           the six months ended September 30, 2000 (unaudited)...........     4
          Consolidated Statements of Cash Flows for the six months ended
           September 30, 2000 (unaudited) and 1999 (unaudited)...........     5
          Notes to Unaudited Consolidated Financial Statements...........     6
          Management's Discussion and Analysis of Financial Condition and
  Item 2. Results of Operations..........................................     7
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    14

 PART II OTHER INFORMATION

  Item 1. Legal Proceedings..............................................    16
  Item 2. Changes in Securities and Use of Proceeds......................    16
  Item 3. Default Upon Senior Securities.................................    16
  Item 4. Submission of Matters to a Vote of Security Holders............    16
  Item 5. Other Information..............................................    16
  Item 6. Exhibits and Reports on Form 8-K...............................    16

 SIGNATURES...............................................................   17

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                  September 30, March 31,
                                                      2000         2000
                                                  ------------- ----------
                                                   (unaudited)
                     Assets
Cash on hand and due from banks.................   $   22,312   $   20,720
Short-term investments..........................        4,515          250
                                                   ----------   ----------
  Total cash and cash equivalents...............       26,827       20,970
Mortgage loans held for sale....................        4,624        3,417
Investment in trading securities................          815          587
Investment securities available for sale
 (amortized cost of $6,261 and $6,260)..........        6,796        5,643
Mortgage-backed securities available for sale
 (amortized cost of $504,367 and $550,109)......      498,421      543,627
Mortgage-backed securities held to maturity
 (fair value of $2,702 and $2,853)..............        2,663        2,819
Stock in Federal Home Loan Bank of Boston, at
 cost...........................................       35,255       30,928
Loans receivable, net (net of allowance for loan
 losses of $12,783 and $12,275).................      995,764      888,760
Accrued interest receivable.....................        7,690        7,018
Mortgage servicing rights.......................        5,348        6,288
Office properties and equipment, net............       24,977       25,187
Real estate owned, net..........................          106          --
Bank-Owned Life Insurance.......................       32,938       32,127
Prepaid expenses and other assets...............       11,329       12,624
                                                   ----------   ----------
    Total assets................................   $1,653,553   $1,579,995
                                                   ==========   ==========
      Liabilities and Stockholders' Equity
Liabilities:
  Deposits......................................   $  666,934   $  664,682
  FHLB advances and other borrowings............      851,057      779,662
  Advance payments by borrowers for taxes and
   insurance....................................        5,900        5,984
  Accrued interest payable......................        4,433        4,620
  Other liabilities.............................       21,390       23,342
                                                   ----------   ----------
    Total liabilities...........................    1,549,714    1,478,290
                                                   ----------   ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; none issued                         --           --
  Common stock, $0.01 par value; 25,000,000
   shares authorized; 8,707,152 shares issued...           87           87
  Additional paid-in capital....................       85,392       85,449
  Retained earnings.............................       66,720       63,270
  Accumulated other comprehensive loss..........       (3,436)      (4,470)
  Unallocated ESOP shares.......................       (3,872)      (3,872)
  Unearned 1997 stock-based incentive plan......       (3,004)      (4,438)
  Treasury stock................................      (38,048)     (34,321)
                                                   ----------   ----------
    Total stockholders' equity..................      103,839      101,705
                                                   ----------   ----------
    Total liabilities and stockholders' equity..   $1,653,553   $1,579,995
                                                   ==========   ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                          For the Three
                                             Months         For the Six Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                         2000      1999       2000      1999
                                       --------- ---------  --------- ---------
                                           (unaudited)          (unaudited)
Interest and dividend income:
  Loans..............................  $  19,514 $  14,805  $  37,559 $  29,589
  Investment securities..............        134       127        231       424
  Mortgage-backed securities.........      8,483     7,276     17,088    13,302
  Federal Home Loan Bank stock.......        695       482      1,298       951
                                       --------- ---------  --------- ---------
    Total interest and dividend
     income:                              28,826    22,690     56,176    44,266
                                       --------- ---------  --------- ---------
Interest expense:
  Deposits...........................      6,492     6,265     12,705    12,574
  Borrowed funds.....................     13,596     8,472     25,954    16,191
                                       --------- ---------  --------- ---------
    Total interest expense...........     20,088    14,737     38,659    28,765
                                       --------- ---------  --------- ---------
    Net interest income before loan
     loss provision..................      8,738     7,953     17,517    15,501
Provision for loan losses............        300       300        600       600
                                       --------- ---------  --------- ---------
    Net interest income after loan
     loss provision..................      8,438     7,653     16,917    14,901
Non-interest income:
  Loan servicing income..............        378       694        752     1,165
  Gain (loss) on sale of mortgage
   loans, net........................        135      (457)       153      (931)
  Service charges on deposit
   accounts..........................        401       349        742       644
  Earnings on Bank-Owned Life
   Insurance.........................        410       395        810       775
  Other income.......................      1,088       514      1,921     1,268
                                       --------- ---------  --------- ---------
    Total non-interest income........      2,412     1,495      4,378     2,921
                                       --------- ---------  --------- ---------
Non-interest expense:
  Compensation and employee
   benefits..........................      4,636     3,747      8,944     7,282
  Office occupancy and equipment.....      1,099     1,007      2,163     2,057
  Advertising and business
   promotion.........................        272       310        605       561
  Data processing....................        435       307        831       672
  Federal deposit insurance
   premiums..........................         36        99         69       198
  Other expense......................      1,169       833      2,033     1,783
                                       --------- ---------  --------- ---------
    Total non-interest expense.......      7,647     6,303     14,645    12,553
                                       --------- ---------  --------- ---------
    Income before income tax
     expense.........................      3,203     2,845      6,650     5,269
Income tax expense...................      1,007       922      2,081     1,644
                                       --------- ---------  --------- ---------
    Net income.......................  $   2,196 $   1,923  $   4,569 $   3,625
                                       ========= =========  ========= =========
Basic earnings per share.............  $    0.37 $    0.30  $    0.77 $    0.57
                                       ========= =========  ========= =========
Diluted earnings per share...........  $    0.37 $    0.30  $    0.77 $    0.57
                                       ========= =========  ========= =========
Weighted average shares outstanding--
 basic...............................  5,908,173 6,392,510  5,941,770 6,363,972
                                       ========= =========  ========= =========
Weighted average shares outstanding--
 diluted.............................  5,920,241 6,392,510  5,941,770 6,363,972
                                       ========= =========  ========= =========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Six Months Ended September 30, 2000
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                              Unallocated
                                                                                                 1997
                                                                     Accumulated              stock-based
                              Shares of        Additional               other                  incentive                Total
                    Preferred  common   Common  paid-in   Retained  comprehensive Unallocated plan (SIP)  Treasury  stockholders'
                      stock     stock   stock   capital   earnings  (loss) income ESOP shares   shares     stock       equity
                    --------- --------- ------ ---------- --------  ------------- ----------- ----------- --------  -------------
Balance at March
31, 2000...........    --       8,707    $87    $85,449   $63,270      $(4,470)     $(3,872)    $(4,438)  $(34,321)   $101,705
 Earned SIP stock
 awards............    --         --     --        (154)      --           --           --        1,434        --        1,280
 Earned ESOP
 shares charged to
 expense...........    --         --     --          97       --           --           --          --         --           97
 Cash dividends
 declared and paid
 (1st quarter at
 $0.07 per share;
 2nd quarter at
 $0.10 per
 share)............    --         --     --         --     (1,119)         --           --          --         --       (1,119)
 Common stock
 acquired under
 repurchase
 program (262,671
 shares at a price
 of $12.93 per
 share)............    --         --     --         --        --           --           --          --      (3,406)     (3,406)
 Common stock
 acquired for
 certain employee
 benefit plans
 (30,774 shares at
 an average price
 of $12.40 per
 share)............    --         --     --         --        --           --           --          --        (382)       (382)
 Common stock sold
 from certain
 employee benefit
 plans (4,246
 shares at an
 average price of
 $14.37 per
 share)............    --         --     --         --        --           --           --          --          61          61
 Comprehensive
 income:
 Net income........    --         --     --         --      4,569          --           --          --         --        4,569
 Other
 comprehensive
 income, net of
 tax
   Unrealized
   holding gains on
   available for
   sale
   securities......    --         --     --         --        --         1,687          --          --         --          --
   Reclassification
   adjustment for
   losses (gains)
   included in net
   income..........    --         --     --         --        --           --           --          --         --          --
                                                                       -------
   Net unrealized
   gains...........    --         --     --         --        --         1,687          --          --         --          --
   Tax effect......    --         --     --         --        --          (653)         --          --         --          --
                                                                       -------
   Net-of-tax
   effect..........    --         --     --         --        --         1,034          --          --         --        1,034
                                                                                                                      --------
 Total
 comprehensive
 income............    --         --     --         --        --           --           --          --         --        5,603
                       ---      -----    ---    -------   -------      -------      -------     -------   --------    --------
Balance at
September 30,
2000...............    --       8,707    $87    $85,392   $66,720      $(3,436)     $(3,872)    $(3,004)  $(38,048)   $103,839
                       ===      =====    ===    =======   =======      =======      =======     =======   ========    ========

         See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           For the Six Months
                                                           Ended September 30,
                                                           --------------------
                                                              2000       1999
                                                           ----------  --------
Cash flows from operating activities:
 Net income..............................................  $    4,569  $  3,625
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Amortization (accretion) of:
  Premium (discount) on investment and mortgage-backed
   securities available for sale.........................        (301)      530
  Deferred loan origination (costs) fees.................         (38)       92
  Mortgage servicing rights..............................       1,226       864
 Provision for loan losses...............................         600       600
 (Gains) losses on sales of:
  Real estate owned......................................         --        (60)
  Land, building and equipment...........................         --        (30)
  Mortgage loans.........................................        (153)      931
 Net proceeds from sales of mortgage loans...............      34,306   188,193
 Origination of mortgage loans held for sale.............     (35,646) (148,341)
 Earnings on Bank-Owned Life Insurance...................        (810)     (775)
 Unrealized gain on trading securities...................        (128)      (80)
 Real estate owned valuation adjustments.................         --        (43)
 Depreciation of office properties and equipment.........       1,382     1,265
 Appreciation in fair value of ESOP shares...............          97       128
 Earned SIP shares.......................................       1,280     1,277
 Increase or decrease in:
  Accrued interest receivable............................        (672)     (218)
  Prepaid expenses and other assets......................         641      (479)
  Accrued interest payable...............................        (187)      649
  Accrued income taxes and other liabilities.............      (1,952)      693
                                                           ----------  --------
   Net cash provided by operating activities.............       4,214    48,821
                                                           ----------  --------
Cash flows from investing activities:
 Purchase of trading securities..........................        (100)     (100)
 Purchase of mortgage-backed securities available for
  sale...................................................         --   (178,847)
 Payments received on mortgage-backed securities
  available for sale.....................................      46,041    67,283
 Maturities of investment securities held to maturity....         --     10,000
 Payments received on mortgage-backed securities held to
  maturity...............................................         156     2,185
 Purchase of Federal Home Loan Bank stock................      (4,327)   (1,118)
 Net decrease (increase) in loans........................    (107,672)  (22,873)
 Proceeds from sales of real estate owned................         --        617
 Purchases of office properties and equipment............      (1,172)     (743)
 Proceeds from sales of office properties and equipment..         --        103
                                                           ----------  --------
   Net cash used in investing activities.................     (67,074) (123,493)
                                                           ----------  --------
Cash flows from financing activities:
 Net increase (decrease) in deposits.....................       2,252    (6,540)
 Proceeds from FHLB advances and other borrowings........   2,761,147   736,152
 Repayments on FHLB advances and other borrowings........  (2,689,752) (669,597)
 Net change in advance payments by borrowers for taxes
  and insurance..........................................         (84)     (837)
 Cash dividends paid.....................................      (1,119)     (851)
 Common stock repurchased, net...........................      (3,727)     (320)
                                                           ----------  --------
   Net cash provided by financing activities.............      68,717    58,007
                                                           ----------  --------
Net increase (decrease) in cash and cash equivalents.....       5,857   (16,665)
Cash and cash equivalents at beginning of period.........      20,970    39,020
                                                           ----------  --------
Cash and cash equivalents at end of period...............  $   26,827  $ 22,355
                                                           ==========  ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest................................................  $   38,846  $ 28,116
                                                           ==========  ========
 Income taxes............................................  $    3,304  $  1,350
                                                           ==========  ========
Supplemental disclosures of noncash investing activities:
   Property acquired in settlement of loans .............  $      106  $    170
                                                           ==========  ========

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

   The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2001.

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

Note 2. Impact of Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. SFAS No. 138 will be adopted concurrently with SFAS No. 133 on April 1, 2001. The impact of these statements cannot be currently estimated and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Company as of March 31, 2001.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

General

   Total assets at September 30, 2000 were $1.654 billion, an increase of $73.6 million, or 4.7%, compared to $1.580 billion at March 31, 2000. Asset growth was primarily attributable to growth in loans receivable, net, which increased $107.0 million, or 12.0%, to $995.8 million at September 30, 2000 from $888.8 million at March 31, 2000. Partially offsetting this growth was a $45.2 million decrease in mortgage-backed securities available for sale. Balance sheet growth was primarily funded by increases of $71.4 million in Federal Home Loan Bank advances and other borrowings and $2.3 million in deposit balances during the first six months of fiscal year 2001.

   Total stockholders' equity increased $2.1 million, or 2.1%, to $103.8 million at September 30, 2000, from $101.7 million at March 31, 2000. The increase is primarily due to $4.6 million in net income, $1.4 million in earned Stock-based Incentive Plan awards and a $1.0 million increase in the fair market value of available for sale securities, net of tax, partially offset by $1.1 million in dividends paid to stockholders and $3.7 million in treasury stock purchases. Stockholders' equity to assets was 6.28% at September 30, 2000, down from 6.44% at March 31, 2000. Book value per share increased 5.3% to $17.77 at September 30, 2000 from $16.88 at March 31, 2000, due to the $2.1 million increase in stockholders' equity and a decrease in shares outstanding of 181,035. On September 29, 2000, the Company announced its seventh stock repurchase program, authorizing the repurchase of up to 5% of shares outstanding or 320,028 shares.

Liquidity and Capital

   The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings ("liquidity ratio"). At September 30, 2000 and March 31, 2000, the Bank's liquidity ratio was 26.06% and 28.35%, respectively. The OTS required liquidity ratio is 4.0%.

   The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and cash equivalents, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $537.5 million, or 32.5% of total assets.

   The Company has other sources of liquidity if a need for additional funds arises, including a $25 million FHLB secured line of credit, FHLB advances, and other borrowings from securities dealers. At September 30, 2000, the Company had $851.1 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $138.0 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

   At September 30, 2000, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $118.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from September 30, 2000 totaled $295.1 million. The Company expects that it will retain a majority of maturing certificate accounts.

   At September 30, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $100.7 million, or 6.10%, of total adjusted assets, was above the required level of $33.0 million or 2.0%; core capital of $100.7 million, or 6.10% of total adjusted assets, was above the required level of $66.0 million, or 4.0%; risk-based capital of $110.6 million, or 13.86% of risk-weighted assets, was above the required level of $63.9 million or 8.0%, and Tier 1 risk-based capital of $100.7 million, or 12.61% of risk-weighted assets, was above the required level of $31.9 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

Asset Quality

   At September 30, 2000, non-accrual loans totaled $766,000 and real estate owned ("REO") totaled $106,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended September 30, 2000 was $10,000 and was $19,000 for the six months ended September 30, 2000. The following table sets forth information regarding non-accrual loans and REO.

                                                 At September 30, At March 31,
                                                       2000           2000
                                                 ---------------- ------------
                                                    (Dollars in thousands)
Non-accrual loans:
Mortgage loans:
  One- to four-family...........................      $ 580          $  941
  Multi-family..................................        --              --
  Commercial real estate........................        --              --
  Construction and land.........................        --              --
                                                      -----          ------
    Total mortgage loans........................        580             941
                                                      -----          ------
Commercial loans................................        126             345
                                                      -----          ------
Consumer loans:
  Home equity lines.............................        --              --
  Second mortgages..............................         37              12
  Other consumer loans..........................         23              12
                                                      -----          ------
    Total consumer loans........................         60              24
                                                      -----          ------
    Total nonaccrual loans......................        766           1,310
Real estate owned, net(1).......................        106             --
                                                      -----          ------
    Total non-performing assets.................      $ 872          $1,310
                                                      =====          ======
Allowance for loan losses as a percent of
 loans(2).......................................       1.27%           1.36%
Allowance for loan losses as a percent of non-
 performing loans(3)............................      1,669%            937%
Non-performing loans as a percent of
 loans(2)(3)....................................       0.08%           0.15%
Non-performing assets as a percent of total
 assets(4)......................................       0.05%           0.08%

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

Cautionary Statement

   This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information about the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the Securities and Exchange Commission.

   The Company does not undertake--and specifically disclaims any obligation-- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                             RESULTS OF OPERATIONS

General

   Net income increased $273,000, or 14.2%, to $2.2 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. Basic and diluted earnings per share ("EPS") increased 23.3% to $0.37 for the second quarter of fiscal year 2001 from $0.30 per share for the second quarter of fiscal year 2000. Pre-tax income increased $358,000, or 12.6%, to $3.2 million, the net result of increases in net interest income of $785,000, non-interest income of $917,000 and non-interest expense of $1.3 million.

   Year to date net income increased $944,000, or 26.0%, to $4.6 million for the six months ended September 30, 2000 from $3.6 million for the six months ended September 30, 1999. Basic and diluted EPS increased 35.1% to $0.77 for the first six months of fiscal year 2001 from $0.57 per share for the first six months of fiscal year 2000. Pre-tax income increased $1.4 million, or 26.2%, to $6.7 million, the net result of increases in net interest income of $2.0 million, non-interest income of $1.5 million and non-interest expense of $2.1 million. The growth in EPS for the second quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, was caused by the growth in net income and a reduction in shares outstanding as a result of the Company's stock repurchases.

Net Interest Income

   Net interest income before provision for loan losses increased $785,000, or 9.9%, to $8.7 million for the second quarter of fiscal year 2001 from $8.0 million for the second quarter of fiscal year 2000. The net interest rate spread decreased 13 basis points to 1.99% for the second quarter of fiscal year 2001 from 2.12% for the second quarter of fiscal year 2000.

   Year to date net interest income before provision for loan losses increased $2.0 million, or 13.0%, to $17.5 million for the first six months of fiscal year 2001 from $15.5 million for the first six months of fiscal year 2000. The net interest rate spread decreased six basis points to 2.00% for the first six months of fiscal year 2001 from 2.06% for the first six months of fiscal year 2000.

   The increases in net interest income for the second quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, were primarily due to growth in loans receivable and mortgage backed securities funded by increases in FHLB advances and other borrowings. Rising interest rates, however, contributed to a narrowing of the net interest rate spreads during the fiscal year 2001 periods. The growth in the average balances of loans receivable and mortgage-backed securities during the second quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, was due to several key factors. Rising market interest rates resulted in the Company's shift to origination of adjustable-rate mortgages that are generally retained for portfolio, from origination of fixed-rate mortgages that are generally sold in the secondary market, and decreased prepayment speeds on loans. Favorable economic conditions, combined with the Company's promotional efforts, resulted in growth in commercial and consumer loans. In addition, the growth in mortgage-backed securities resulted from management's strategy to increase the Company's leverage in fiscal year 2000.

   Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

   The following tables set forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.

                                For the Three Months Ended September 30,
                         ---------------------------------------------------------
                                    2000                         1999
                         ---------------------------- ----------------------------
                                              Average                      Average
                          Average             Yield/   Average             Yield/
                          Balance    Interest  Cost    Balance    Interest  Cost
                         ----------  -------- ------- ----------  -------- -------
                             (Dollars in                  (Dollars in
                             thousands)                   thousands)
Assets:
 Interest-earning
  assets:
  Loans receivable, net
   and mortgage loans
   held for sale........ $  991,721  $19,514   7.87%  $  785,559  $14,805   7.54%
  Investment
   securities...........     46,121      829   7.13       41,739      609   5.80
  Mortgage-backed
   securities...........    514,180    8,483   6.60      498,440    7,276   5.84
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     earning assets.....  1,552,022   28,826   7.43    1,325,738   22,690   6.84
                                     -------   ----               -------   ----
Noninterest-earning
 assets.................     98,887                       97,478
                         ----------                   ----------
    Total assets........ $1,650,909                   $1,423,216
                         ==========                   ==========
Liabilities and
 Stockholders' Equity:
 Interest-bearing
  liabilities:
  Deposits..............    609,101    6,492   4.23      612,009    6,265   4.07
  FHLB advances and
   other borrowings.....    855,519   13,596   6.31      628,896    8,472   5.36
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     bearing
     liabilities........  1,464,620   20,088   5.44    1,240,905   14,737   4.72
                                     -------   ----               -------   ----
  Noninterest-bearing
   liabilities..........     82,561                       77,391
                         ----------                   ----------
    Total liabilities...  1,547,181                    1,318,296
  Stockholders' equity..    103,728                      104,920
                         ----------                   ----------
    Total liabilities
     and stockholders'
     equity............. $1,650,909                   $1,423,216
                         ==========                   ==========
Net interest rate
 spread.................             $ 8,738   1.99%              $ 7,953   2.12%
                                     =======   ====               =======   ====
Net interest margin.....                       2.23%                        2.39%
                                               ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     105.97%                      106.84%
                         ==========                   ==========

                                 For the Six Months Ended September 30,
                         ---------------------------------------------------------
                                    2000                         1999
                         ---------------------------- ----------------------------
                                              Average                      Average
                          Average             Yield/   Average             Yield/
                          Balance    Interest  Cost    Balance    Interest  Cost
                         ----------  -------- ------- ----------  -------- -------
                           (Dollars in thousands)       (Dollars in thousands)
Assets:
 Interest-earning
  assets:
  Loans receivable, net
   and mortgage loans
   held for sale........ $  961,685  $37,559   7.81%  $  792,941  $29,589   7.46%
  Investment
   securities...........     43,476    1,529   7.01       48,212    1,375   5.70
  Mortgage-backed
   securities...........    525,756   17,088   6.50      464,934   13,302   5.72
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     earning assets.....  1,530,917   56,176   7.34    1,306,087   44,266   6.78
                                     -------   ----               -------   ----
Noninterest-earning
 assets.................    100,284                       98,291
                         ----------                   ----------
    Total assets........ $1,631,201                   $1,404,378
                         ==========                   ==========
Liabilities and
 Stockholders' Equity:
 Interest-bearing
  liabilities:
  Deposits.............. $  608,107   12,705   4.17   $  612,939   12,574   4.10
  FHLB advances and
   other borrowings.....    835,697   25,954   6.19      605,595   16,191   5.35
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     bearing
     liabilities........  1,443,804   38,659   5.34    1,218,534   28,765   4.72
                                     -------   ----               -------   ----
  Noninterest-bearing
   liabilities..........     84,146                       79,235
                         ----------                   ----------
    Total liabilities...  1,527,950                    1,297,769
  Stockholders' equity..    103,251                      106,609
                         ----------                   ----------
    Total liabilities
     and stockholders'
     equity............. $1,631,201                   $1,404,378
                         ==========                   ==========
Net interest rate
 spread.................             $17,517   2.00%              $15,501   2.06%
                                     =======   ====               =======   ====
Net interest margin.....                       2.28%                        2.37%
                                               ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     106.03%                      107.19%
                         ==========                   ==========

Provision for Loan Losses

   The Company's provision for loan losses remained unchanged at $300,000 for the second quarters of fiscal years 2001 and 2000, and $600,000 for the first six months of fiscal years 2001 and 2000. The allowance for loan losses was $12.8 million, or 1.27% of loans receivable, at September 30, 2000, compared to $12.3 million, or 1.36% of loans receivable, at March 31, 2000.

   Non-performing loans decreased to $766,000, or 0.08% of loans receivable, at September 30, 2000, from $1.3 million, or 0.15% of loans receivable, at March 31, 2000. At September 30, 2000, the Company's non-performing assets, which include non-performing loans and REO, decreased $438,000 to $872,000 million compared to $1.3 million at March 31, 2000. Decreases in non-performing loans and assets are primarily a result of continued strengthening in the local economy and conservative loan underwriting.

   The Company establishes provisions for loan losses, which are charged to operations, based on management's assessment of the loan loss reserve level, the existing loan portfolio, current market conditions, and the volume and mix of new originations. To the extent the Company experiences further increases in the overall balance of its loan portfolio or increases its concentrations of loans which bear a higher degree of risk than one- to four-family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses. While management of the Company believes that the current level of its allowance for loan losses is sufficient based on information currently available at this time, no assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Company's allowance for loan losses which may adversely affect net income.

Non-interest Income

   Non-interest income increased $917,000, or 61.3%, to $2.4 million for the second quarter of fiscal year 2001 from $1.5 million for the second quarter of fiscal year 2000. This increase was primarily attributable to an improvement of $592,000 in gain (loss) on sale of mortgage loans, net and a $574,000 increase in other non-interest income, partially offset by a $316,000 decrease in loan servicing income.

   Year to date non-interest income increased $1.5 million, or 49.9%, to $4.4 million for the first six months of fiscal year 2001 from $2.9 million for the first six months of fiscal year 2000. This increase was primarily attributable to an improvement of $1.1 million in gain (loss) on sale of mortgage loans, net and a $653,000 increase in other non-interest income, partially offset by a $413,000 decrease in loan servicing income.

   The improvement in gain (loss) on sale of mortgage loans reflected a decrease in the origination of saleable fixed rate mortgages during the first six months of fiscal year 2001 as compared to the first six months of fiscal year 2000, and unfavorable secondary market conditions that existed during the first six months of fiscal year 2000. The increases in other non-interest income for the second quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, were primarily attributable to higher insurance commissions and trust fees. The decreases in loan servicing income were primarily attributable to declines in the Company's loans serviced for others during the first six months of fiscal year 2001 compared to the same periods of fiscal year 2000, reflecting a shift to production of adjustable rate mortgages that are generally retained for portfolio, and a $237,000 reduction in the valuation reserve for mortgage servicing rights during the first six months of fiscal year 2000.

Non-interest Expense

   Non-interest expense increased $1.3 million, or 21.3%, to $7.6 million for the second quarter of fiscal year 2001 from $6.3 million for the second quarter of fiscal year 2000, due primarily to an $889,000 increase in compensation and employee benefits. Year to date non-interest expense increased $2.1 million, or 16.7%, to $14.6 million for the first six months of fiscal year 2001 from $12.6 million for the first six months of fiscal year 2000, due primarily to a $1.7 million increase in compensation and employee benefits.

   The higher level of expenses for the second quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, reflected costs associated with the Company's new retail banking and business banking offices in downtown Providence, Rhode Island, both of which opened earlier this year, two insurance agencies acquired in March 2000, FIRSTFED TRUST COMPANY, N.A., which opened in February 2000, and the accounting impact of an increase in the market price of FIRSTFED stock held by certain employee benefit plans.

Income Taxes

   Income tax expense increased $85,000, or 9.2%, to $1.0 million for the second quarter of fiscal year 2001 from $922,000 for the second quarter of fiscal year 2000. Year to date income tax expense increased $437,000, or 26.6%, to $2.1 million for the first six months of fiscal year 2001 from $1.6 million for the first six months of fiscal years 2000. These increases were due primarily to higher income before income tax expense. The Company's effective tax rate increased slightly to 31.3% during the first six months of fiscal year 2001 from 31.2% for the first six months of fiscal year 2000.

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

   At September 30, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 4.1%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would tend to reprice downward at a slower rate than its interest-bearing liabilities, which, consequently, may tend to positively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would tend to reprice upward at a slower rate than its interest-bearing liabilities which, consequently, may tend to negatively affect the Company's net interest income.

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

   Not Applicable

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

 a) Exhibits:

    3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (1)
    3.2 Bylaws of FIRSTFED AMERICA BANCORP, INC. (1)
    4.0 Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)
   10.1 FIRSTFED AMERICA, INC. 1997 Stock-based Incentive Plan, as amended (2)(3)
   10.2 FIRSTFED AMERICA, INC. 1998 Stock Option Plan (3)
   27   Financial Data Schedule (filed herewith)

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

                                              FIRSTFED AMERICA BANCORP, INC.
                                          _____________________________________
                                                        Registrant

Date: November 10, 2000                            /s/ Robert F. Stoico
                                          _____________________________________
                                               President and Chief Executive
                                             Officer and Chairman of the Board
                                               (Principal Executive Officer)

Date: November 10, 2000                          /s/ Edward A. Hjerpe III
                                          By___________________________________
                                            Executive Vice President and Chief
                                                Operating Officer and Chief
                                               Financial Officer (Principal
                                             Accounting and Financial Officer)