Form 10-Q
period 2000-12-31
FIRSTFED AMERICA BANCORP INC
filed 2001-02-14
CIK 1023640

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

               For the quarterly period ended December 31, 2000

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

                               Yes [X]    No [_]

   As of February 9, 2001, there were 6,271,757 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                          Page
                                                                                                          ----
 PART I    FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements............................................................
           Consolidated Balance Sheets as of December 31, 2000 (unaudited) and March 31, 2000...........     2
           Consolidated Statements of Operations for the three months and nine months
            ended December 31, 2000 (unaudited) and 1999 (unaudited)....................................     3
           Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
            December 31, 2000 (unaudited)...............................................................     4
           Consolidated Statements of Cash Flows for the nine months ended December 31, 2000
            (unaudited) and 1999 (unaudited)............................................................     5
           Notes to Unaudited Consolidated Financial Statements.........................................     6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     7
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................    16
 PART II   OTHER INFORMATION
  Item 1.  Legal Proceedings............................................................................    18
  Item 2.  Changes in Securities and Use of Proceeds....................................................    18
  Item 3.  Defaults Upon Senior Securities..............................................................    18
  Item 4.  Submission of Matters to a Vote of Security Holders..........................................    18
  Item 5.  Other Information............................................................................    18
  Item 6.  Exhibits and Reports on Form 8-K.............................................................    18
 SIGNATURES.............................................................................................    19

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      December 31, March 31,
                                                          2000        2000
                                                      ------------ ----------
                                                      (unaudited)
                       Assets
Cash on hand and due from banks......................  $   23,683  $   20,720
Short-term investments...............................       2,660         250
                                                       ----------  ----------
  Total cash and cash equivalents....................      26,343      20,970
Mortgage loans held for sale.........................      11,193       3,417
Investment in trading securities, at fair value......         815         587
Investment securities available for sale, at fair
 value (amortized cost of $6,405 and $6,260).........       7,139       5,643
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $482,383 and
 $550,109)...........................................     482,132     543,627
Mortgage-backed securities held to maturity (fair
 value of $2,643 and $2,853).........................       2,623       2,819
Stock in Federal Home Loan Bank of Boston, at cost...      36,959      30,928
Loans receivable, net (net of allowance for loan
 losses of $13,066 and $12,275)......................   1,002,523     888,760
Accrued interest receivable..........................       8,297       7,018
Mortgage servicing rights............................       4,955       6,288
Office properties and equipment, net.................      24,472      25,187
Real estate owned, net...............................         191         --
Bank-Owned Life Insurance............................      33,351      32,127
Prepaid expenses and other assets....................      10,304      12,624
                                                       ----------  ----------
    Total assets.....................................  $1,651,297  $1,579,995
                                                       ==========  ==========
        Liabilities and Stockholders' Equity
Liabilities:
  Deposits...........................................  $  668,923  $  664,682
  FHLB advances and other borrowings.................     843,893     779,662
  Advance payments by borrowers for taxes and insur-
   ance..............................................       4,259       5,984
  Accrued interest payable...........................       5,327       4,620
  Other liabilities..................................      21,689      23,342
                                                       ----------  ----------
    Total liabilities................................   1,544,091   1,478,290
                                                       ----------  ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued...........................         --          --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 8,707,152 shares issued...............          87          87
  Additional paid-in capital.........................      85,471      85,449
  Retained earnings..................................      68,209      63,270
  Accumulated other comprehensive income (loss)......         196      (4,470)
  Unallocated ESOP shares............................      (3,872)     (3,872)
  Unearned 1997 stock-based incentive plan...........      (3,004)     (4,438)
  Treasury stock.....................................     (39,881)    (34,321)
                                                       ----------  ----------
    Total stockholders' equity.......................     107,206     101,705
                                                       ----------  ----------
    Total liabilities and stockholders' equity.......  $1,651,297  $1,579,995
                                                       ==========  ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                         For the Three
                                         Months Ended      For the Nine Months
                                         December 31,      Ended December 31,
                                      -------------------  -------------------
                                        2000      1999       2000      1999
                                      --------- ---------  --------- ---------
                                                    (unaudited)
Interest and dividend income:
 Loans..............................  $  19,857 $  15,326  $  57,416 $  44,915
 Investment securities..............        120       199        351       623
 Mortgage-backed securities.........      8,347     8,091     25,435    21,393
 Federal Home Loan Bank stock.......        720       500      2,018     1,451
                                      --------- ---------  --------- ---------
  Total interest and dividend in-
   come:                                 29,044    24,116     85,220    68,382
                                      --------- ---------  --------- ---------
Interest expense:
 Deposits...........................      6,755     6,187     19,460    18,761
 Borrowed funds.....................     13,915     9,796     39,869    25,987
                                      --------- ---------  --------- ---------
  Total interest expense............     20,670    15,983     59,329    44,748
                                      --------- ---------  --------- ---------
  Net interest income before loan
   loss provision...................      8,374     8,133     25,891    23,634
Provision for loan losses...........        300       300        900       900
                                      --------- ---------  --------- ---------
  Net interest income after loan
   loss provision...................      8,074     7,833     24,991    22,734
Non-interest income:
 Loan servicing income..............        341       457      1,093     1,622
 Gain (loss) on sale of mortgage
  loans, net........................        195       (80)       348    (1,011)
 Service charges on deposit ac-
  counts............................        465       395      1,207     1,039
 Earnings on Bank-Owned Life Insur-
  ance..............................        414       383      1,224     1,158
 Other income.......................        749       472      2,670     1,740
                                      --------- ---------  --------- ---------
  Total non-interest income.........      2,164     1,627      6,542     4,548
                                      --------- ---------  --------- ---------
Non-interest expense:
 Compensation and employee bene-
  fits..............................      4,352     3,710     13,296    10,992
 Office occupancy and equipment.....      1,103       961      3,266     3,018
 Advertising and business promo-
  tion..............................        280       202        885       763
 Data processing....................        436       327      1,267       999
 Federal deposit insurance premi-
  ums...............................         35        99        104       297
 Other expense......................        936       981      2,969     2,765
                                      --------- ---------  --------- ---------
  Total non-interest expense........      7,142     6,280     21,787    18,834
                                      --------- ---------  --------- ---------
Income before income tax expense....      3,096     3,180      9,746     8,448
  Income tax expense................        966       979      3,047     2,623
                                      --------- ---------  --------- ---------
  Net income........................  $   2,130 $   2,201  $   6,699 $   5,825
                                      ========= =========  ========= =========
Basic earnings per share............  $    0.37 $    0.35  $    1.14 $    0.92
                                      ========= =========  ========= =========
Diluted earnings per share..........  $    0.37 $    0.35  $    1.14 $    0.92
                                      ========= =========  ========= =========
Weighted average shares outstanding
 -- basic...........................  5,795,219 6,228,906  5,892,685 6,318,657
                                      ========= =========  ========= =========
Weighted average shares outstanding
 -- diluted.........................  5,814,741 6,228,906  5,893,750 6,318,657
                                      ========= =========  ========= =========

           See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC.AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended December 31, 2000
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                              Unearned
                                                                                                1997
                                                                                               stock-
                                                                                                based
                                 Shares                              Accumulated              incentive
                                   of          Additional               other                   plan                  Total
                       Preferred common Common  paid-in   Retained  comprehensive Unallocated   (SIP)   Treasury  stockholders'
                         stock   stock  stock   capital   earnings  income (loss) ESOP shares  shares    stock       equity
                       --------- ------ ------ ---------- --------  ------------- ----------- --------- --------  -------------
Balance at March 31,
 2000.................    --     8,707   $87    $85,449   $63,270      $(4,470)     $(3,872)   $(4,438) $(34,321)   $101,705
  Earned SIP stock
   awards.............    --       --    --        (154)      --           --           --       1,434       --        1,280
  Earned ESOP shares
   charged to ex-
   pense..............    --       --    --         176       --           --           --         --        --          176
  Cash dividends de-
   clared and paid
   (1st quarter at
   $0.07 per share;
   2nd and 3rd quar-
   ters at $0.10 per
   share).............    --       --    --         --     (1,760)         --           --         --        --       (1,760)
  Common stock ac-
   quired under repur-
   chase program
   (391,471 shares at
   a price of $13.21
   per share).........    --       --    --         --        --           --           --         --     (5,188)     (5,188)
  Common stock ac-
   quired for certain
   employee benefit
   plans (34,265
   shares at an aver-
   age price of $12.62
   per share).........    --       --    --         --        --           --           --         --       (433)       (433)
  Common stock sold
   from certain em-
   ployee benefit
   plans (4,246 shares
   at an average price
   of $14.37 per
   share).............    --       --    --         --        --           --           --         --         61          61
  Comprehensive income
   (loss):
    Net income........    --       --    --         --      6,699          --           --         --        --        6,699
    Other comprehen-
     sive income, net
     of tax
      Unrealized hold-
       ing gains on
       available for
       sale securi-
       ties...........    --       --    --         --        --         7,584          --         --        --            -
      Reclassification
       adjustment for
       losses
       (gains)included
       in net in-
       come...            --       --    --         --        --           --           --         --        --            -
                                                                       -------
      Net unrealized
       gains..........    --       --    --         --        --         7,584          --         --        --          --
      Tax effect......    --       --    --         --        --        (2,918)         --         --        --          --
                                                                       -------
      Net-of-tax ef-
       fect...........    --       --    --         --        --         4,666          --         --        --        4,666
                                                                                                                    --------
  Total comprehensive
   income (loss)......    --       --    --         --        --           --           --         --        --       11,365
                          ---    -----   ---    -------   -------      -------      -------    -------  --------    --------
Balance at December
 31, 2000.............    --     8,707   $87    $85,471   $68,209      $   196      $(3,872)   $(3,004) $(39,881)   $107,206
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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         For the Nine Months
                                                         Ended December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Cash flows from operating activities:
 Net income............................................ $    6,699  $    5,825
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Amortization (accretion) of:
  Premium (discount) on investment and mortgage-backed
   securities..........................................       (385)        461
  Deferred loan origination costs......................       (138)       (132)
  Mortgage servicing rights............................      1,837       1,462
 Provision for loan losses.............................        900         900
 (Gains) losses on sales of:
  Real estate owned....................................         (8)        (52)
  Land, building and equipment.........................         (2)        (30)
  Mortgage loans.......................................       (348)      1,011
 Net proceeds from sales of mortgage loans.............     59,211     210,739
 Origination of mortgage loans held for sale...........    (67,143)   (165,039)
 Earnings on Bank-Owned Life Insurance.................     (1,224)     (1,158)
 Unrealized gain on trading securities.................       (128)       (136)
 Real estate owned valuation adjustments...............        --          (43)
 Depreciation of office properties and equipment.......      2,038       1,890
 Appreciation in fair value of ESOP shares.............        176         178
 Earned SIP shares.....................................      1,280       1,277
 Increase or decrease in:
  Accrued interest receivable..........................     (1,279)       (168)
  Prepaid expenses and other assets....................       (598)       (859)
  Accrued interest payable.............................        707       1,579
  Accrued income taxes and other liabilities...........     (1,653)     (1,750)
                                                        ----------  ----------
   Net cash provided by (used in) operating
    activities.........................................        (58)     55,955
                                                        ----------  ----------
Cash flows from investing activities:
 Purchase of trading securities........................       (100)       (100)
 Purchase of investment securities available for sale..       (142)        --
 Purchase of mortgage-backed securities available for
  sale.................................................        --     (218,473)
 Payments received on mortgage-backed securities
  available for sale...................................     68,110      89,174
 Maturities of investment securities held to maturity..        --       10,000
 Payments received on mortgage-backed securities held
  to maturity..........................................        196       2,369
 Purchase of Federal Home Loan Bank stock..............     (6,031)     (1,118)
 Net increase in loans.................................   (114,829)    (48,607)
 Proceeds from sales of real estate owned..............        121         609
 Purchases of office properties and equipment..........     (1,323)     (1,843)
 Proceeds from sales of office properties and
  equipment............................................          2         103
                                                        ----------  ----------
   Net cash used in investing activities...............    (53,996)   (167,886)
                                                        ----------  ----------
Cash flows from financing activities:
 Net increase (decrease) in deposits...................      4,241     (24,780)
 Proceeds from FHLB advances and other borrowings......  3,456,227   1,981,836
 Repayments on FHLB advances and other borrowings...... (3,391,996) (1,837,048)
 Net change in advance payments by borrowers for taxes
  and insurance........................................     (1,725)     (1,344)
 Cash dividends paid...................................     (1,760)     (1,336)
 Common stock repurchased, net.........................     (5,560)     (4,631)
                                                        ----------  ----------
   Net cash provided by financing activities...........     59,427     112,697
                                                        ----------  ----------
Net increase in cash and cash equivalents..............      5,373         766
Cash and cash equivalents at beginning of period.......     20,970      39,020
                                                        ----------  ----------
Cash and cash equivalents at end of period............. $   26,343  $   39,786
                                                        ==========  ==========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest.............................................. $   58,622  $   43,169
                                                        ==========  ==========
 Income taxes.......................................... $    4,175  $    1,835
                                                        ==========  ==========
Supplemental disclosures of noncash investing
 activities:
   Property acquired in settlement of loans ........... $      304  $      231
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

   The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2001.

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

Note 2. Impact of Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. SFAS No. 138 will be adopted concurrently with SFAS No. 133 on April 1, 2001. The adoption of these statements by the Company is not expected to materially affect the results of operations or financial condition of the Company.

   SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

General

   Total assets at December 31, 2000 were $1.651 billion, an increase of $71.3 million, or 4.5%, compared to $1.580 billion at March 31, 2000. Asset growth was primarily attributable to growth in loans receivable, net, which increased $113.8 million, or 12.8%, to $1,002.5 million at December 31, 2000 from $888.8 million at March 31, 2000. Partially offsetting this growth was a $61.5 million decrease in mortgage-backed securities available for sale. Balance sheet growth was primarily funded by increases of $64.2 million in Federal Home Loan Bank advances and other borrowings and $4.2 million in deposit balances during the first nine months of fiscal year 2001.

   Total stockholders' equity increased $5.5 million, or 5.4%, to $107.2 million at December 31, 2000, from $101.7 million at March 31, 2000. The increase was due to $6.7 million in net income, a $4.7 million increase in the fair market value of available for sale securities, net of tax, and $1.4 million in earned Stock-based Incentive Plan awards, partially offset by $5.6 million in treasury stock purchases and $1.8 million in dividends paid to stockholders. Stockholders' equity to assets was 6.49% at December 31, 2000, up from 6.44% at March 31, 2000. Book value per share increased 10.8% to $18.71 at December 31, 2000 from $16.88 at March 31, 2000, due to the $5.5 million increase in stockholders' equity and a decrease in shares outstanding. As of December 31, 2000, the Company has repurchased 128,800 shares of its stock, or 40% of the 320,028 shares authorized for repurchase under the Company's seventh stock repurchase program announced on September 29, 2000. The Company has repurchased 2,435,395 shares since May 15, 1998 through seven stock repurchase programs, reducing the legal number of shares outstanding to 6,271,757.

Liquidity and Capital

   The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings ("liquidity ratio"). At December 31, 2000 and March 31, 2000, the Bank's liquidity ratio was 27.99% and 28.35%, respectively. The OTS required liquidity ratio is 4.0%.

   The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and cash equivalents, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $527.6 million, or 32.0% of total assets.

   The Company has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings from securities dealers. At December 31, 2000, the Company had $843.9 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $127.0 million including the $25.0 million line of credit. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

   At December 31, 2000, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $131.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from December 31, 2000 totaled $331.9 million. The Company expects that it will retain a majority of maturing certificate accounts.

   At December 31, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $102.2 million, or 6.22%, of total adjusted assets, was above the required level of $32.9 million or 2.0%; core capital of $102.2 million, or 6.22% of total adjusted assets, was above the required level of $65.7 million, or 4.0%; risk-based capital of $112.3 million, or 13.84% of risk-weighted assets, was above the required level of $64.9 million or 8.0%, and Tier 1 risk-based capital of $102.2 million, or 12.59% of risk-weighted assets, was above the required level of $32.5 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations.

Asset Quality

   At December 31, 2000, non-accrual loans totaled $954,000 and real estate owned ("REO") totaled $191,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended December 31, 2000 was $15,000 and was $27,000 for the nine months ended December 31, 2000. The following table sets forth information regarding non-accrual loans and REO.

                                                  At December 31, At March 31,
                                                       2000           2000
                                                  --------------- ------------
                                                     (Dollars in thousands)
Non-accrual loans:
 Mortgage loans:
  One- to four-family............................     $  776         $  941
  Multi-family...................................        --             --
  Commercial real estate.........................        --             --
  Construction and land..........................        --             --
                                                      ------         ------
    Total mortgage loans.........................        776            941
                                                      ------         ------
 Commercial loans................................         90            345
                                                      ------         ------
 Consumer loans:
  Home equity lines..............................        --             --
  Second mortgages...............................         66             12
  Other consumer loans...........................         22             12
                                                      ------         ------
    Total consumer loans.........................         88             24
                                                      ------         ------
    Total nonaccrual loans.......................        954          1,310
Real estate owned, net(1)........................        191            --
                                                      ------         ------
 Total non-performing assets.....................     $1,145         $1,310
                                                      ======         ======
Allowance for loan losses as a percent of
 loans(2)........................................       1.29%          1.36%
Allowance for loan losses as a percent of non-
 performing loans(3).............................      1,370%           937%
Non-performing loans as a percent of
 loans(2)(3).....................................       0.09%          0.15%
Non-performing assets as a percent of total as-
 sets(4).........................................       0.07%          0.08%

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

                             RESULTS OF OPERATIONS

General

   Net income decreased $71,000, or 3.2%, to $2.1 million for the three months ended December 31, 2000 from $2.2 million for the three months ended December 31, 1999. Basic and diluted earnings per share ("EPS") increased 5.7% to $0.37 for the third quarter of fiscal year 2001 from $0.35 per share for the third quarter of fiscal year 2000. Pre-tax income decreased $84,000, or 2.6%, to $3.1 million, the net result of increases in net interest income of $241,000, non-interest income of $537,000 and non-interest expense of $862,000. The growth in EPS for the third quarter of fiscal year 2001, compared to the third quarter of fiscal year 2000, was caused by a reduction in shares outstanding as a result of the Company's stock repurchases.

   Year to date net income increased $874,000, or 15.0%, to $6.7 million for the nine months ended December 31, 2000 from $5.8 million for the nine months ended December 31, 1999. Basic and diluted EPS increased 23.9% to $1.14 for the first nine months of fiscal year 2001 from $0.92 per share for the first nine months of fiscal year 2000. Pre-tax income increased $1.3 million, or 15.4%, to $9.7 million, the net result of increases in net interest income of $2.3 million, non-interest income of $2.0 million and non-interest expense of $3.0 million. The growth in EPS for the first nine months of fiscal year 2001, compared to the same period of fiscal year 2000, was caused by the growth in net income and a reduction in shares outstanding as a result of the Company's stock repurchases.

Net Interest Income

   Net interest income before provision for loan losses increased $241,000, or 3.0%, to $8.4 million for the third quarter of fiscal year 2001 from $8.1 million for the third quarter of fiscal year 2000. The net interest rate spread decreased 20 basis points to 1.88% for the third quarter of fiscal year 2001 from 2.08% for the third quarter of fiscal year 2000.

   Year to date net interest income before provision for loan losses increased $2.3 million, or 9.5%, to $25.9 million for the first nine months of fiscal year 2001 from $23.6 million for the first nine months of fiscal year 2000. The net interest rate spread decreased 10 basis points to 1.96% for the first nine months of fiscal year 2001 from 2.06% for the first nine months of fiscal year 2000.

   The increases in net interest income for the third quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, were primarily due to growth in loans receivable funded by increases in FHLB advances and other borrowings. Rising interest rates during most of the past year, however, contributed to a narrowing of the net interest rate spreads during the fiscal year 2001 periods. The growth in the average balances of loans receivable during the third quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, was due to several key factors. Rising market interest rates resulted in the Company's shift to origination of adjustable-rate mortgages that are generally retained for portfolio, from origination of fixed-rate mortgages that are generally sold in the secondary market, and decreased prepayment speeds on loans. In addition, favorable economic conditions, combined with the Company's promotional efforts, resulted in growth in commercial and consumer loans.

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

                                 For the Three Months Ended December 31,
                         ---------------------------------------------------------
                                    2000                         1999
                         ---------------------------- ----------------------------
                                              Average                      Average
                          Average             Yield/   Average             Yield/
                          Balance    Interest  Cost    Balance    Interest  Cost
                         ----------  -------- ------- ----------  -------- -------
                                         (Dollars in thousands)
Assets:
 Interest-earning
  assets:
  Loans receivable, net
   and mortgage loans
   held for sale........ $1,006,240  $19,857   7.89%  $  811,354  $15,326   7.56%
  Investment
   securities...........     46,747      840   7.13       46,865      699   5.93
  Mortgage-backed
   securities...........    492,806    8,347   6.78      532,156    8,091   6.08
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     earning assets.....  1,545,793   29,044   7.52    1,390,375   24,116   6.94
                                     -------   ----               -------   ----
Noninterest-earning
 assets.................     99,146                       98,608
                         ----------                   ----------
    Total assets........ $1,644,939                   $1,488,983
                         ==========                   ==========
Liabilities and
 Stockholders' Equity:
 Interest-bearing
  liabilities:
  Deposits.............. $  609,129    6,755   4.40   $  608,884    6,187   4.04
  FHLB advances and
   other borrowings.....    845,875   13,915   6.53      699,625    9,796   5.57
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     bearing
     liabilities........  1,455,004   20,670   5.64    1,308,509   15,983   4.86
                                     -------   ----               -------   ----
  Noninterest-bearing
   liabilities..........     84,846                       76,708
                         ----------                   ----------
    Total liabilities...  1,539,850                    1,385,217
  Stockholders' equity..    105,089                      103,766
                         ----------                   ----------
    Total liabilities
     and stockholders'
     equity............. $1,644,939                   $1,488,983
                         ==========                   ==========
Net interest rate
 spread.................             $ 8,374   1.88%              $ 8,133   2.08%
                                     =======   ====               =======   ====
Net interest margin.....                       2.15%                        2.33%
                                               ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     106.24%                      106.26%
                         ==========                   ==========

                                 For the Nine Months Ended December 31,
                         ---------------------------------------------------------
                                    2000                         1999
                         ---------------------------- ----------------------------
                                              Average                      Average
                          Average             Yield/   Average             Yield/
                          Balance    Interest  Cost    Balance    Interest  Cost
                         ----------  -------- ------- ----------  -------- -------
                                         (Dollars in thousands)
Assets:
 Interest-earning
  assets:
  Loans receivable, net
   and mortgage loans
   held for sale........ $  976,591  $57,416   7.84%  $  799,079  $44,915   7.49%
  Investment
   securities...........     44,570    2,369   7.05       47,763    2,074   5.78
  Mortgage-backed
   securities...........    514,733   25,435   6.59      487,341   21,393   5.85
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     earning assets.....  1,535,894   85,220   7.40    1,334,183   68,382   6.83
                                     -------   ----               -------   ----
Noninterest-earning
 assets.................     99,903                       98,397
                         ----------                   ----------
    Total assets........ $1,635,797                   $1,432,580
                         ==========                   ==========
Liabilities and
 Stockholders' Equity:
 Interest-bearing
  liabilities:
  Deposits.............. $  608,449   19,460   4.25   $  611,588   18,761   4.08
  FHLB advances and
   other borrowings.....    839,102   39,869   6.31      636,939   25,987   5.43
                         ----------  -------   ----   ----------  -------   ----
    Total interest-
     bearing
     liabilities........  1,447,551   59,329   5.44    1,248,527   44,748   4.77
                                     -------   ----               -------   ----
  Noninterest-bearing
   liabilities..........     84,380                       78,391
                         ----------                   ----------
    Total liabilities...  1,531,931                    1,326,918
  Stockholders' equity..    103,866                      105,662
                         ----------                   ----------
    Total liabilities
     and stockholders'
     equity............. $1,635,797                   $1,432,580
                         ==========                   ==========
Net interest rate
 spread.................             $25,891   1.96%              $23,634   2.06%
                                     =======   ====               =======   ====
Net interest margin.....                       2.24%                        2.33%
                                               ====                         ====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............     106.10%                      106.86%
                         ==========                   ==========

Provision for Loan Losses

   The Company's provision for loan losses remained unchanged at $300,000 for the third quarters of fiscal years 2001 and 2000, and $900,000 for the first nine months of fiscal years 2001 and 2000. The allowance for loan losses was $13.1 million, or 1.29% of loans receivable, at December 31, 2000, compared to $12.3 million, or 1.36% of loans receivable, at March 31, 2000.

   Non-performing loans decreased to $954,000, or 0.09% of loans receivable, at December 31, 2000, from $1.3 million, or 0.15% of loans receivable, at March 31, 2000. At December 31, 2000, the Company's non-performing assets, which include non-performing loans and REO, decreased $165,000 to $1.1 million compared to $1.3 million at March 31, 2000. The current levels of non-performing loans and assets are primarily a result of the strength of the local economy and conservative loan underwriting.

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

Non-interest Income

   Non-interest income increased $537,000, or 33.0%, to $2.2 million for the third quarter of fiscal year 2001 from $1.6 million for the third quarter of fiscal year 2000. This increase was primarily attributable to an improvement of $275,000 in gain (loss) on sale of mortgage loans, net, and a $277,000 increase in other non-interest income, partially offset by a $116,000 decrease in loan servicing income.

   Year to date non-interest income increased $2.0 million, or 43.8%, to $6.5 million for the first nine months of fiscal year 2001 from $4.5 million for the first nine months of fiscal year 2000. This increase was primarily attributable to an improvement of $1.4 million in gain (loss) on sale of mortgage loans, net, and a $930,000 increase in other non-interest income, partially offset by a $529,000 decrease in loan servicing income.

   The change in gain (loss) on sale of mortgage loans reflected a decrease in the origination of saleable fixed rate mortgages during the first nine months of fiscal year 2001 as compared to the first nine months of fiscal year 2000, and unfavorable secondary market conditions that existed during the first nine months of fiscal year 2000. The increases in other non-interest income were primarily attributable to higher insurance commissions and trust fees during the first nine months of fiscal year 2001 as compared to the first nine months of fiscal year 2000. The decreases in loan servicing income were primarily attributable to a $13.9 million decline in the average portfolio of loans serviced for others during the first nine months of fiscal year 2001 compared to the same period of fiscal year 2000, reflecting a shift during most of the past year to production of adjustable rate mortgages that are generally retained for portfolio, and a $237,000 reduction in the valuation reserve for mortgage servicing rights during the first nine months of fiscal year 2000. The average loan servicing fee on the portfolio of loans serviced for others was approximately 25 basis points during the first nine months of fiscal years 2001 and 2000.

Non-interest Expense

   Non-interest expense increased $862,000, or 13.7%, to $7.1 million for the third quarter of fiscal year 2001 from $6.3 million for the third quarter of fiscal year 2000, due primarily to a $642,000 increase in compensation and benefits. Year to date non-interest expense increased $3.0 million, or 15.7%, to $21.8 million for the first nine months of fiscal year 2001 from $18.8 million for the first nine months of fiscal year 2000, due primarily to a $2.3 million increase in compensation and benefits.

   The higher level of expenses for the third quarter and year to date periods of fiscal year 2001, compared to the same periods of fiscal year 2000, included costs associated with the Company's new retail banking and business banking offices in downtown Providence, Rhode Island, both of which opened earlier this year, two insurance agencies acquired in March 2000, FIRSTFED TRUST COMPANY, N.A., which opened in February 2000, and the accounting impact of an increase in the market price of the Company's stock held by certain employee benefit plans.

Income Taxes

   Income tax expense decreased $13,000, or 1.3%, to $966,000 for the third quarter of fiscal year 2001 from $979,000 for the third quarter of fiscal year 2000. Year to date income tax expense increased $424,000, or 16.2%, to $3.0 million for the first nine months of fiscal year 2001 from $2.6 million for the first nine months of fiscal years 2000. These changes were due primarily to the changes in income before income tax expense. The Company's effective tax rate increased slightly to 31.3% during the first nine months of fiscal year 2001 from 31.0% for the first nine months of fiscal year 2000.

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

   At December 31, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was approximately zero. Accordingly, during changing interest rate environments, the Company's interest-earning assets would tend to reprice at approximately the same rate as its interest-bearing liabilities, which, consequently, would have a minimal affect on the Company's net interest income.

   Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the cumulative one year interest rate gap. Finally, the ability of some borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

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

   Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the Company's NPV model incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

   Not Applicable

Item 5. Other Information

   Not Applicable


Item 6. Exhibits and Reports on Form 8-K

   a) Exhibits:

   3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (/1/)

   3.2 Bylaws of FIRSTFED AMERICA BANCORP, INC. (/1/)

   4.0 Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (/1/)

   10.1 FIRSTFED AMERICA, BANCORP INC. 1997 Stock-based Incentive Plan, as amended (/2/)(/3/)

   10.2 FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan (/3/)

   b) Reports on Form 8-K:

   None
--------

  (/1/) Incorporated into this document by reference from the Exhibits to Form S-1, Registration Statement, filed on September 27, 1996, as amended, Registration No. 333-12855.

  (/2/) Incorporated into this document by reference from the proxy statement dated June 20, 1997 and filed with the SEC on June 20, 1997 (SEC No. 1-12305).

  (/3/) Incorporated into this document by reference from Appendices A
   (Amendments to the FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive Plan) and B (FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option
   Plan), respectively, of the proxy statement dated June 15, 1998 and filed with the SEC on June 15, 1998 (SEC No. 1-12305).

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

                                            FIRSTFED AMERICA BANCORP, INC.
                                          _____________________________________
                                            Registrant

Date: February 13, 2001                     /s/ Robert F. Stoico
                                          _____________________________________
                                            President and Chief Executive
                                            Officer and Chairman of the Board
                                            (Principal Executive Officer)

Date: February 13, 2001                     /s/ Edward A. Hjerpe III
                                          By___________________________________
                                            Executive Vice President and Chief
                                            Operating Officer and Chief
                                            Financial Officer (Principal
                                            Accounting and Financial Officer)