Form 10-K
period 2001-03-31
FIRSTFED AMERICA BANCORP INC
filed 2001-06-22
CIK 1023640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                          COMMISSION FILE NO.: 1-12305

                         FIRSTFED AMERICA BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      04-3331237
         (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION)

                ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS 02777
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 679-8181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

                          THE AMERICAN STOCK EXCHANGE
                     (NAME OF EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $102.0 million and is based upon the last sales price as listed on The American Stock Exchange for June 4, 2001.

     The number of shares of Common Stock outstanding as of June 4, 2001 is 6,220,249.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2001 are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.................................................................      2
  Item 1.  Business....................................................      2
  Additional Item. Executive Officers of the Registrant................     17
  Item 2.  Properties..................................................     18
  Item 3.  Legal Proceedings...........................................     19
  Item 4.  Submission of Matters to a Vote of Security Holders.........     19
PART II................................................................
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     19
  Item 6.  Selected Financial Data.....................................     19
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     20
  Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk........................................................     42
  Item 8.  Financial Statements and Supplementary Data.................     42
  Item 9.  Change In and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     42
PART III...............................................................     42
  Item 10. Directors and Executive Officers of the Registrant..........     42
  Item 11. Executive Compensation......................................     42
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management..................................................     42
  Item 13. Certain Relationships and Related Transactions..............     42
PART IV................................................................     43
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     43
SIGNATURES.............................................................     44

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion (the "conversion") from mutual to stock form of ownership. The Company was incorporated on September 6, 1996 under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). On January 15, 1997, the Bank completed its conversion, and the Company concurrently issued 8,707,152 shares of common stock, raising $77.6 million of net proceeds. The Company utilized $43.4 million of such net proceeds to acquire all of the outstanding stock of the Bank. At March 31, 2001, the Company had consolidated total assets of $1.671 billion and total stockholders' equity of $111.6 million.

     The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally chartered savings and loan association in 1959. In 1983, the Bank became a federally chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage-banking activities to its operations. The Company conducts business from its administrative, operations, and banking offices located in Swansea, Massachusetts and its 14 other banking offices located in the municipalities of Fall River, Attleboro, New Bedford, Seekonk, Somerset, and Taunton, Massachusetts and Pawtucket, Providence, East Providence, Warwick, and Cranston, Rhode Island, and its five loan origination centers located in Yarmouth, Auburn, Agawam and Burlington, Massachusetts, and East Greenwich, Rhode Island. The Company plans to open a sixteenth banking office in Middletown, Rhode Island in the third quarter of fiscal year 2002.

     The Company's principal business has been and continues to be attracting retail and business deposits in the areas surrounding its banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in residential, commercial, and consumer loans and mortgage-backed securities ("MBS"). Through its 15 banking offices and five loan origination centers, the Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to loans sold. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loan portfolios, and interest and dividends on its investment and mortgage-backed securities and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank of Boston ("FHLB") advances and other borrowings.

     In January 1999, the Company formed the FIRSTFED INSURANCE AGENCY, LLC ("Agency"). In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc. and All Risk Insurance Agency of Swansea, bringing the total number of customers of the Agency to over 4,000. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. In February 2000, the Company formed the FIRSTFED TRUST COMPANY, N.A. ("Trust Company") to provide investment and fiduciary services in the Rhode Island and southeastern Massachusetts marketplace. The Trust Company is a joint venture with certain members of the Metcalf and Danforth families of Rhode Island. In addition to their 35% ownership interest, the families are also significant clients of the Trust Company.

     The Company's executive offices are located at ONE FIRSTFED PARK, Swansea Mall Drive, Swansea, Massachusetts 02777. The telephone number is (508) 679-8181.

     Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by reference to Items 6, 7 and 8 herein.

MARKET AREA AND COMPETITION

     The Company is a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves in Massachusetts, Rhode Island and, to a lesser degree, Connecticut. The Company's deposit gathering is concentrated in the communities surrounding its 15 full service banking offices. The Company's main banking office is located in Fall River, Massachusetts. Fall River is located in the southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Company's 15 banking offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River and New Bedford, Massachusetts, Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

     While the economy in Southeastern New England has generally been positive in recent years, the area still lags behind the rest of New England and the rest of the nation. Unemployment rates in the Providence-Fall River area and in New Bedford are currently higher than the national and state averages but have improved from the mid-1990s. Small businesses, service firms and tourism form the backbone of the region's economy. Cuts to the defense industry and uncertainty in the technology industry have resulted in decreased employment opportunities in the region. However, many significant employers, such as The Acushnet Company, Fidelity Investments, Textron, American Power Conversion, ON Semiconductor and Hasbro are located in the region.

     The Company faces significant competition in generating loans and in attracting deposits, as well as in the Insurance Agency and Trust Company businesses. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a statewide or regional presence and, in some cases, a national presence. Some of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from local savings, cooperative and commercial banks and credit unions. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. In Southeastern New England, the Company has experienced significant competition from credit unions, which have a competitive advantage because they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

     From the mid-1980s through the early 1990s, the Bank's operating strategy was to control growth while building its loan servicing portfolio and the resultant fee income. As part of this strategy, the Bank increased market share through its mortgage banking activities. Interest-rate risk was managed by generally retaining adjustable rate one-to-four family loans and selling longer term fixed-rate one-to-four family loans in the secondary market on a servicing retained basis. Beginning in 1993, the Bank began to focus more heavily on building its loan and deposit franchise and increasing its level of interest-earning assets and retail deposits. At that time, the Bank began to expand its franchise in its existing market area and other areas in Southeastern Massachusetts and Rhode Island through the establishment of de novo banking offices and new loan origination facilities. Since 1994, the Bank has opened eight banking offices in Seekonk, Swansea and New Bedford, Massachusetts and Providence, East Providence, Pawtucket, Warwick and Cranston, Rhode Island and a loan origination office in Burlington, Massachusetts. In addition, the Company opened a centralized administrative and operations center in October 1997 in Swansea, Massachusetts. Pursuant to this expansion strategy, the Company seeks new banking and loan production offices within its primary market area.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one-to-four family residences. At March 31, 2001, total loans receivable was $1.008 billion, of which $677.5 million were one-to-four family residential mortgage loans, or 67.2% of the Company's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $3.0 million of multi-family residential loans, or .3% of total loans receivable; $44.4 million of commercial real estate loans, or 4.4% of total loans receivable; $72.2 million of construction and land loans, or 7.2% of total loans receivable; $94.7 million of commercial loans, or 9.4% of total loans receivable; and $116.6 million of consumer loans, or 11.6% of total loans receivable, consisting of $45.2 million of home equity lines of credit, $61.8 million of second mortgages and $9.7 million of other consumer loans. After including allowance for loan losses, undisbursed proceeds of construction mortgages in process, and deferred loan origination fees, loans receivable, net was $977.2 million at March 31, 2001. At that same date, 64.6% of the Company's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index. The Company had $39.1 million of mortgage loans held for sale at March 31, 2001, consisting of one-to-four family fixed-rate mortgage loans.

     The Board of Directors establishes the Company's lending policies and loan approval limits. The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     For additional information on the composition of the Company's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans Receivable."

     The Company has established an allowance for loan losses relating to specifically identified impaired loans and all other loans. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset Quality."

     Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its 15 banking offices and five loan origination centers and through a network of approximately 50 approved loan correspondents, wholesale loan brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through loan correspondents are underwritten by the Company pursuant to the Company's policies and procedures. For the fiscal year ended March 31, 2001, the Company's loan correspondents originated $208.0 million in loans. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, adjustable-rate residential mortgage loans are originated by the Company for investment in its own portfolio while longer-term fixed-rate residential mortgage loans are originated for sale. While the Company has in the past, from time to time, retained fixed-rate one-to-four family loans and sold adjustable-rate one-to four-family loans, it is the general policy of the Company to sell substantially all of the one-to-four family fixed-rate mortgage loans with maturities over 10 years that it originates and to retain substantially all fixed-rate loans with maturities of up to and including 10 years and all adjustable-rate one-to-four family mortgage loans which it originates. The one-to-four family loan products currently originated for sale by the Company include a variety of mortgage loans which conform to the underwriting standards specified by the Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") ("conforming loans") and, to a lesser extent, loans which do not conform to Fannie Mae or Freddie Mac standards due to loan amounts ("jumbo loans"), or which otherwise vary from agency underwriting standards. The Company also sells all mortgage loans insured by the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). All one-to-four family loans sold by the Company are sold pursuant to master commitments negotiated with Fannie Mae, Freddie Mac, FHLB and other investors to purchase loans meeting such investors' defined criteria. Although the Company has entered into master commitment contracts, such contracts generally do not require the purchasers to buy or the Company to deliver a specific amount of mortgage loans.

     The Company currently sells substantially all longer-term fixed-rate conforming mortgage loans it originates to Fannie Mae, Freddie Mac and FHLB. Sales of loans are made without recourse to the Company in the event of default by the borrower, except in the case of FHLB loans, which are sold with limited recourse, and in the case of VA loans, which are subject to limitations on the VA's loan guarantees. The Company generally retains the servicing rights on the mortgage loans sold to Fannie Mae, Freddie Mac and FHLB but generally sells all VA, FHA, long-term jumbo loans and non-conforming loans to institutional investors on a servicing released basis.

     Between the time the Company issues loan commitments and the time such loans or the securities into which they are converted are sold, the Company is exposed to movements in the market price due to changes in market interest rates. The Company manages this risk by utilizing forward cash sales of loans or mortgage-backed securities primarily to Fannie Mae, Freddie Mac and FHLB (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments"). Generally, the Company attempts to cover between 60% and 70% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sale commitments. However, the type, amount and delivery date of forward sale commitments the Company will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates of closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan origination and purchases and management's estimates can expose the Company to losses. If the Company is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Company may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Company will be successful in its effort to minimize interest-rate risk between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 2001, the Company had $69.6 million of forward sales commitments.

     At March 31, 2001, the Company was servicing its portfolio of $1.016 billion of loans receivable, net and mortgage loans held for sale and $1.531 billion of loans for others, primarily consisting of conforming fixed-rate loans sold by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. The gross servicing fee income from loans originated and purchased is generally .25 to .38% of the total balance of the loan serviced.

     During the fiscal years ended March 31, 2001 and March 31, 2000, the Company originated $368.5 million and $408.4 million of residential mortgage loans, respectively, of which $248.8 million and $243.2 million, respectively, were retained by the Company. The fixed-rate loans retained by the Company consisted primarily of loans with terms of 10 years or less. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The book value of mortgage servicing rights recognized as an asset by the Company, at March 31, 2001, net of amortization, was $4.9 million.

     One-to-Four Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one-to-four family residences with maturities of up to 30 years. Substantially, all of such loans are secured by properties located in Southern New England. Loan originations are generally obtained from the Company's commissioned loan representatives, banking offices, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At March 31, 2001, residential one-to-four family mortgage loans totaled $677.5 million, or 67.2% of the Company's total loans receivable. Of the Company's one-to-four family residential mortgage loans, $246.8 million, or 36.4%, were fixed-rate loans and $430.7 million, or 63.6%, were adjustable-rate loans.

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

     Multi-Family Lending. The Company originates adjustable-rate multi-family mortgage loans generally secured by five to 12 unit residential apartment buildings. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the experience, financial strength and other qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. The maximum amount of a multi-family loan is limited by the Company's loans-to-one borrower limit which, at March 31, 2001, was $16.0 million. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company's multi-family loan portfolio at March 31, 2001, totaled $3.0 million, or .3% of total loans receivable.

     Loans secured by apartment buildings and other multi-family residential properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are generally dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies.

     Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties such as manufacturing facilities, office buildings, retail facilities, recreation facilities, or apartment buildings located in the Company's primary market area. The Company's commercial real estate underwriting policy provides that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property. To a lesser extent, the Company originates construction, acquisition and development loans to experienced developers known to the Company for the construction of residential or commercial properties. Construction and land loans to commercial developers are generally originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. Commercial real estate lending is limited by the Bank's regulatory loans-to-one borrower limit which at March 31, 2001 was $16.0 million. In reaching its decision on whether to make a commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history, and profitability and the value of the underlying property. The Company's commercial real estate loan portfolio at March 31, 2001 was $44.4 million, or 4.4% of total loans receivable.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

     Construction and Land Lending. The Company originates construction and land loans primarily for the development of single-family residences. Such loans are made principally to individuals building their primary residence. In the case of construction and land mortgage loans to individuals building their primary residence, such loans are originated in amounts up to 90% of the appraised value of the property, as improved. Proceeds of construction and land loans are disbursed as phases of the construction are completed. At March 31, 2001, the Company had $72.2 million of construction and land loans which amounted to 7.2% of the Company's total loans receivable.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

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

     When appraising commercial loans, the Company considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of cash flow, the Company's lending history with the borrower and the value of the collateral. At March 31, 2001, the Company had $94.7 million of commercial loans which amounted to 9.4% of the Company's total loans receivable.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to repay from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on many factors, including the success of the business.

     Consumer Lending. Consumer loans at March 31, 2001 amounted to $116.6 million, or 11.6% of the Company's total loans receivable, and consisted primarily of home equity lines of credit and second mortgage loans, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one-to-four family mortgage loans.

     The Company offers two types of home equity loans: a variable-rate "open-end line of credit" and a fixed-rate "second mortgage." Substantially all of the Company's home equity loans are secured by second liens on one-to-four family residences located in the Company's primary market area. At March 31, 2001, home equity loans totaled $107.0 million, or 10.6% of the Company's total loans receivable and 91.7% of total consumer loans. Home equity lines of credit have variable rates of interest, which can generally adjust on a monthly basis. The interest rate on such loans is indexed to the prime rate as reported in The Wall Street Journal and generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loans-to-value ratio ("LTV") on home equity loans is 80%; however, fixed-rate second mortgage loans up to $50,000 and lines of credit up to $25,000 can have an LTV of up to 100% on the property as long as other underwriting criteria are satisfied. At March 31, 2001, the Company had $99.4 million of variable-rate home equity lines of credit with an outstanding balance of $45.2 million, which was 4.5% of total loans receivable and 38.8% of total consumer loans. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest, which vary depending on the amortization period chosen by the borrower. At March 31, 2001, fixed-rate second mortgage loans totaled $61.8 million, or 6.1% of the Company's total loans receivable and 53.0% of total consumer loans. The underwriting standards employed by the Company for home equity lines of credit and second mortgage loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     The Company also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Unsecured personal loans generally have a maximum borrowing limitation of $10,000 and generally allow a maximum debt ratio (the ratio of debt service to net earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile. At March 31, 2001, personal loans totaled $6.1 million, or .6% of the Company's total loans receivable and 5.3% of consumer loans; and automobile loans totaled $3.5 million, or .4% of total loans receivable and 3.0% of consumer loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 2001, consumer loans 90 days or more delinquent totaled $80,000.

INVESTMENT ACTIVITIES

     Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, federal funds and Small Business Investment Company Program investments. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Historically, the Company has maintained liquid assets at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Company primarily invests in mortgage-related securities (consisting of mortgage-backed pass-through securities and collateralized mortgage obligations) guaranteed by government agencies or, if privately issued, rated A or better by either Moody's or Standard & Poor's. The Company designates investment securities as held to maturity, available for sale, or held for trading. The Company generally invests in securities as part of a wholesale leverage strategy as well as to manage interest-rate risk and to maintain liquidity levels deemed appropriate by management. At March 31, 2001, the Company had short-term investments of $200,000 consisting of overnight deposits. As of the same date, the Company also maintained investments in trading securities of $815,000. At March 31, 2001, the Company's investment securities available for sale portfolio had a fair value of $7.8 million, or 0.5% of assets, and an amortized cost of $6.4 million. At March 31, 2001, the Company had no investment securities held to maturity.

     At March 31, 2001, the Company had invested $503.4 million, or 30.1% of assets, in mortgage-backed securities issued by the Government National Mortgage Association ("Ginnie Mae"), Fannie Mae and Freddie Mac or by private mortgage security issuers. The portfolio consisted of $501.2 million of mortgage-backed securities classified as available for sale, or 99.6% of total mortgage-backed securities, and $2.1 million of mortgage-backed securities classified as held to maturity, or 0.4% of total mortgage-backed securities. Of the $503.4 million in mortgage-backed securities, $417.6 million were adjustable-rate securities and $85.8 million were fixed-rate securities.

     Of the $417.6 million of adjustable-rate securities, $203.4 million were Ginnie Mae one year CMT indexed ARMs with 1% maximum annual rate adjustments and 5% maximum lifetime rate adjustments, $18.3 million were Fannie Mae and Freddie Mac one-year CMT indexed ARMs with initial fixed-rate periods of one to five years, and 2% maximum annual rate adjustments and 6% maximum lifetime rate adjustments, $55.8 million were Fannie Mae and Freddie Mac Eleventh District Cost of Funds ("COFI") indexed monthly resetting ARMs with no annual rate caps, but with lifetime caps of 9.28% to 13.07%, $94.1 were Fannie Mae and privately issued COFI indexed collateralized mortgage obligation ("CMO") bonds, $36.5 million were Ginnie Mae and privately issued LIBOR indexed CMO bonds, and $9.5 million were privately issued CMO bonds indexed to the one-year CMT.

     Of the $85.8 million of fixed-rate securities, $63.0 million were AAA-rated privately issued CMO bonds with average lives of approximately 5 years or less, $12.0 million were Fannie Mae and Freddie Mac 7 year securities with approximately 3 years until required repayment, and $600,000 were Ginnie Mae and Freddie Mac pass-through securities with an average remaining term of 78 months.

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

SOURCES OF FUNDS

     General. Deposits, loan and mortgage-backed security principal and interest payments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 2001, core deposits (defined as total deposits less certificate accounts) represented 39.0% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The

Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Company may, from time to time, solicit such deposits or utilize brokered deposits depending upon market conditions. The Company's average certificate balances decreased to $407.0 million, or 61.0% of total average deposits, during the year ended March 31, 2001 from $418.8 million, or 63.4% of total average deposits, during the year ended March 31, 2000. The Company's cost of average deposits increased to 3.93% for the year ended March 31, 2001 from 3.76% for the year ended March 31, 2000. At March 31, 2001, the weighted average remaining maturity of the Company's certificate accounts was 9.4 months.

     Borrowings. The Company utilizes advances from the FHLB and reverse repurchase agreements with securities dealers as alternatives to retail deposits to fund its operations as part of its operating strategy. During the year ended March 31, 2001, the Company used FHLB borrowings to a greater extent to fund its purchase of mortgage-backed securities. FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB. At March 31, 2001, the Company had $814.8 million in outstanding advances from the FHLB and other borrowings.

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

     FIRSTFED INSURANCE AGENCY, LLC, a Massachusetts limited liability corporation, was formed in January 1999 and is jointly owned by the Company and FAB FUNDING. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. The Agency is licensed to sell insurance in Massachusetts, Rhode Island and Connecticut and is subject to regulations of and periodic examinations by these states.

     FIRSTFED TRUST COMPANY, N.A., a nationally chartered organization headquartered in Massachusetts, was formed in February 2000. The Trust Company provides investment and fiduciary services in the Rhode Island and southeastern Massachusetts marketplace and is 65% owned by the Company.

PERSONNEL

     As of March 31, 2001, the Company had 304 authorized full-time employee positions and 49 authorized part-time employee positions, for a total of approximately 329 full-time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank, as a federally chartered savings association, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Trust Company, a nationally chartered trust company, is subject to extensive regulation, examination and supervision by its federal regulator, the Office of the Comptroller of the Currency ("OCC"), the agency that charters national banks. The Trust Company does not accept deposits and is not insured by the FDIC.

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. Similarly, the Trust Company reports to, and is subject to examination and supervision by, the OCC. This regulation and supervision establishes a comprehensive framework of activities, in which an institution can engage and is intended primarily to facilitate the institution's safety and soundness. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including, with respect to the Bank, policies regarding the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the applicable regulatory requirements and policies, whether by the OTS, the FDIC, the OCC or the Congress, could have a material adverse impact on the Company, the Bank, the Trust Company and their operations. Certain of the regulatory requirements applicable to the Bank, the Trust Company and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank, the Trust Company and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Regulation of the Bank and Trust Company -- QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At March 31, 2001, the Bank met each of its capital requirements.

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. At March 31, 2001, the Trust Company met each of its capital requirements.

     Both the OTS and OCC have the discretion to establish higher capital requirements in individual cases where deemed justified by the institution's condition or risk profile.

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

     In addition to the assessment for deposit insurance, FDIC-insured institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members approximated 2.07 basis points. By law, there was equal sharing of FICO payments between SAIF and Bank Insurance Fund ("BIF") members, which began on January 1, 2000.

     The Bank's assessment rate for fiscal 2001 ranged from 1.96 to 2.08 basis points and the premium paid for this period was $138,000. Payments toward the FICO bonds amounted to $138,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At March 31, 2001, the Bank's limit on loans to one borrower was $16.0 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $10.0 million.

     QTL Test. The HOLA requires savings institutions such as the Bank to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a commercial bank charter. As of March 31, 2001, the Bank maintained 86.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the OTS regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Under OCC regulations, a national trust company may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries and off-balance sheet activity, as reported in the Bank's latest quarterly thrift financial report. Assessments paid by the Bank for the fiscal year ended March 31, 2001 totaled $271,000.

     The Trust Company must pay semi-annual assessments to the OCC to fund its operations. The OCC has recently adopted a change to the manner in which national trust companies with less than $1 billion in managed assets, such as the Trust Company, are assessed. The revision implements both a component based on the amount of balance sheet assets and a flat fee. Assessments paid by the Trust Company for the fiscal year ended March 31, 2001 totaled $14,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Trust Company is subject to similar restrictions. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2001 of $40.4 million.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Bank or other subsidiaries. The Company was last audited by the IRS in 1983, which covered the tax years 1980 to 1981. For its 2000 taxable year, the Company is subject to a federal income tax rate of 34%.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to make any distributions that would result in a recapture of any portion of its bad debt reserves.

STATE AND LOCAL TAXATION

     Commonwealth of Massachusetts Taxation. For fiscal year 2001 the tax rate applicable for financial institutions was 10.5%. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 1.32% of their gross income. FIRSTFED INVESTMENT CORPORATION and CELMAC INVESTMENT CORPORATION qualified for this reduced tax rate.

     Rhode Island Taxation. Subsidiary corporations of the Company conducting business in Rhode Island are subject to a Rhode Island excise tax and must file separate Rhode Island state tax returns. The tax is based upon an apportioned percentage of net income related to activities conducted within the State. The apportionment percentage is determined by adding the taxpayer's receipts factor, property factor, and payroll factor and dividing the sum by three. For fiscal year 2001, the tax rate was 9%.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                                                AGE AT
NAME                                        MARCH 31, 2001                    POSITION
----                                        --------------    -----------------------------------------
Edward A. Hjerpe, III.....................        42          Executive Vice President, Chief Operating
                                                              Officer, and Chief Financial Officer of
                                                              the Company and the Bank
Kevin J. McGillicuddy.....................        61          Executive Vice President of the Company
                                                              and the Bank
Frederick R. Sullivan.....................        59          Executive Vice President of the Company
                                                              and the Bank

ITEM 2.  PROPERTIES.

     The Company currently conducts its business through a centralized administrative, operations, and banking office located in Swansea and 14 other full service banking offices and five loan origination centers. The Company believes that its current facilities are adequate to meet the needs of the Bank and the Company.

                                                                                   NET BOOK VALUE
                                                    ORIGINAL                       OF PROPERTY OR
                                          LEASED      YEAR          DATE OF           LEASEHOLD
                                            OR      LEASED OR        LEASE         IMPROVEMENTS AT
LOCATION                                  OWNED     ACQUIRED       EXPIRATION      MARCH 31, 2001
--------                                  ------    ---------    --------------    ---------------
                                                                                   (IN THOUSANDS)
ADMINISTRATIVE/OPERATIONS/
BANKING OFFICE:
  ONE FIRSTFED PARK.....................   Owned      1994                   --        $ 7,788
  Swansea, MA 02777
BANKING OFFICES:
  27 Park Street........................   Owned      1990                   --          1,562
  Attleboro, MA 02703
  33 Sullivan Drive.....................   Owned      1979                   --          1,343
  Fall River, MA 02721
  1450 Plymouth Avenue..................   Owned      1972                   --            298
  Fall River, MA 02721
  278 Union Street......................   Owned      1972                   --            287
  New Bedford, MA 02740
  480 Rockdale Avenue...................   Owned      1983                   --            669
  New Bedford, MA 02740
  265 Newport Avenue....................   Owned      1996                   --            674
  Pawtucket, RI 02860
  40 Westminster Street.................  Leased      2000             May 2010            626
  Providence, RI 02903
  741 Willett Avenue....................   Owned      1995                   --            635
  East Providence, RI 02915
  1519 Newman Avenue....................   Owned      1994                   --            584
  Seekonk, MA 02771
  149 Grand Army Highway................   Owned      1963                   --            392
  Somerset, MA 02725
  2 Washington Street...................   Owned      1976                   --            632
  Taunton, MA 02780
  2100 Warwick Avenue...................   Owned      1996                   --            606
  Warwick, RI 02889
  975 Ashley Boulevard..................  Leased      1996                  (1)            635
  New Bedford, MA 02745
  1215 Park Avenue......................   Owned      1998                   --          1,424
  Cranston, RI 02910
LOAN ORIGINATION CENTERS:
  12 White's Path, Unit 7...............  Leased      1992         October 2001(2)          --
  Yarmouth, MA 02664
  62 Auburn Street......................  Leased      1990            June 2001(2)          --
  Auburn, MA 01501
  1325 Springfield Street...............  Leased      1992            June 2001(2)          --
  Agawam, MA 01089
  10 Wall Street........................  Leased      1994         January 2003             --
  Burlington, MA 01803
  333 Main Street.......................  Leased      1990       September 2004             --
  East Greenwich, RI 02818

                                                                                   NET BOOK VALUE
                                                    ORIGINAL                       OF PROPERTY OR
                                          LEASED      YEAR          DATE OF           LEASEHOLD
                                            OR      LEASED OR        LEASE         IMPROVEMENTS AT
LOCATION                                  OWNED     ACQUIRED       EXPIRATION      MARCH 31, 2001
--------                                  ------    ---------    --------------    ---------------
                                                                                   (IN THOUSANDS)
OTHER FACILITIES:
  1 North Main Street...................   Owned      1956                   --            579
  Fall River, MA 02720
  246 Gardner's Neck Road...............  Leased      2000           March 2002(2)           8
  Swansea, MA 02777
                                                                                       -------
          Total.........................                                               $18,742
                                                                                       =======

---------------
(1) In 1996, the Company entered into a lease agreement for the land. The lease has a commencement date of November 1, 1996 and a term of 20 years with four five-year renewal options. Subsequent to entering into the lease agreement, the Company constructed a banking office which the Company owns at the location.

(2) The Company has options to renew these leases from 1 to 5 years. The Company is reviewing leases with expirations dates in 2001 for potential renewal, extension or renegotiation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2001 Annual Report to Stockholders on pages 10 and 11 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    GENERAL

     The Company's primary business is attracting retail deposits from the general public and investing those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government securities and other securities. The Company originates commercial, consumer, and mortgage loans for investment, and mortgage loans for sale in the secondary market. Mortgage loan sales are made from mortgage loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loans, and to a lesser extent, dividends and interest on its investments and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings.

     The Company's results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and non-interest income including loan sale activities, loan servicing income, and revenue from the Trust Company and Agency operations. The Company's non-interest expense consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, advertising and business promotion, data processing expense, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities. The Company had no material assets, liabilities or operations prior to January 15, 1997, and accordingly, the results of operations and other data discussed below occurring prior to that date reflect only those of the Bank and its subsidiary.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information on the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                             RESULTS OF OPERATIONS

OVERVIEW

     Net income for the year ended March 31, 2001 was $9.2 million, or $1.56 diluted earnings per share ("EPS"), compared to $8.2 million, or $1.31 diluted EPS for the year ended March 31, 2000 and $7.6 million, or $1.09 diluted EPS for the year ended March 31, 1999. Pre-tax income increased $1.5 million, or 12.7%, to $13.4 million during fiscal year 2001 as compared to fiscal year 2000, the net result of increases in net interest income of $2.6 million, non-interest income of $2.4 million and non-interest expense of $3.5 million. Pre-tax income increased $436,000, or 3.8%, to $11.9 million during fiscal year 2000 as compared to fiscal year 1999, the net result of a $1.7 million increase in net interest income, a $1.1 million decrease in non-interest income, and a $176,000 increase in non-interest expense. Growth in EPS was caused by the growth in net income and a reduction in outstanding shares of the Company's stock primarily as a result of stock repurchases.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $2.6 million, or 8.2%, to $34.7 million for the year ended March 31, 2001 from $32.1 million for the year ended March 31, 2000, following an increase of $1.7 million, or 5.7%, from $30.3 million for the year ended March 31, 1999. The net interest rate spread decreased 13 basis points to 1.93% for the year ended March 31, 2001 from 2.06% for the year ended March 31, 2000, following an increase of 15 basis points from 1.91% for the year ended March 31, 1999, while the net interest margin decreased 11 basis points to 2.25% for the year ended March 31, 2001 from 2.36% for the year ended March 31, 2000, following an decrease of five basis points from 2.41% for the year ended March 31, 1999.

     Net interest income before provision for loan losses represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income before provision for loan losses also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on each.

     The following table sets forth certain information relating to the Company at fiscal year end 2001 and for fiscal years 2001, 2000 and 1999. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums, and discounts which are considered adjustments to yields.

                                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                    --------------------------------------------------------
                                                                                 2001                          2000
                                                    AT              -------------------------------    ---------------------
                                              MARCH 31, 2001                                AVERAGE
                                          -----------------------    AVERAGE                YIELD/      AVERAGE
                                           BALANCE     YIELD/COST    BALANCE     INTEREST    COST       BALANCE     INTEREST
                                          ----------   ----------   ----------   --------   -------    ----------   --------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans receivable, net and mortgage
      loans held for sale(1)............  $1,016,277      7.88%     $  986,116   $77,116      7.82%    $  809,945   $61,005
    Investment securities(2)............      49,221      6.35          50,745     3,452      6.80         47,061     2,775
    Mortgage-backed securities(3).......     503,368      6.56         507,584    33,507      6.60        503,062    30,041
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-earning
           assets.......................   1,568,866      7.38       1,544,445   114,075      7.39      1,360,068    93,821
                                                          ----                   -------     -----                  -------
  Non-interest-earning assets...........     102,199                    99,692                             98,808
                                          ----------                ----------                         ----------
         Total assets...................  $1,671,065                $1,644,137                         $1,458,876
                                          ==========                ==========                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Money market accounts.............  $   53,075      4.24      $   38,053     1,156      3.04     $   33,377       780
      Savings accounts..................     102,884      1.76         101,038     1,777      1.76         99,014     1,743
      NOW accounts......................      72,241      0.98          64,895       637      0.98         56,973       558
      Certificate accounts(4)...........     407,797      5.71         406,979    22,682      5.57        418,815    21,731
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-bearing
           deposits.....................     635,997      4.42         610,965    26,252      4.30        608,179    24,812
    FHLB advances and other
      borrowings........................     814,764      6.18         842,701    53,143      6.31        667,352    36,959
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-bearing
           liabilities..................   1,450,761      5.42       1,453,666    79,395      5.46      1,275,531    61,771
                                                          ----                   -------     -----                  -------
  Non-interest-bearing liabilities(5)...     108,746                    85,281                             78,268
                                          ----------                ----------                         ----------
         Total liabilities..............   1,559,507                 1,538,947                          1,353,799
  Stockholders' Equity..................     111,558                   105,190                            105,077
                                          ----------                ----------                         ----------
         Total liabilities and
           stockholders' equity.........  $1,671,065                $1,644,137                         $1,458,876
                                          ==========                ==========                         ==========
  Net interest rate spread(6)...........                  1.96%                  $34,680      1.93%                 $32,050
                                                          ====                   =======     =====                  =======
  Net interest margin(7)................                                                      2.25%
                                                                                             =====
  Ratio of interest-earning assets to
    Interest-bearing liabilities........      108.15%                   106.24%                            106.63%
                                          ==========                ==========                         ==========

                                                FOR THE YEARS ENDED MARCH 31,
                                          ------------------------------------------
                                           2000                   1999
                                          -------    -------------------------------
                                          AVERAGE                            AVERAGE
                                          YIELD/      AVERAGE                YIELD/
                                           COST       BALANCE     INTEREST    COST
                                          -------    ----------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans receivable, net and mortgage
      loans held for sale(1)............    7.53%    $  873,335   $65,352     7.48%
    Investment securities(2)............    5.90         64,356     3,634     5.65
    Mortgage-backed securities(3).......    5.97        319,068    17,791     5.58
                                           -----     ----------   -------     ----
         Total interest-earning
           assets.......................    6.90      1,256,759    86,777     6.90
                                           -----                  -------     ----
  Non-interest-earning assets...........                 75,582
                                                     ----------
         Total assets...................             $1,332,341
                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Money market accounts.............    2.34     $   31,871       849     2.66
      Savings accounts..................    1.76         93,118     1,875     2.01
      NOW accounts......................    0.98         50,760       498     0.98
      Certificate accounts(4)...........    5.19        441,556    24,350     5.51
                                           -----     ----------   -------     ----
         Total interest-bearing
           deposits.....................    4.08        617,305    27,572     4.47
    FHLB advances and other
      borrowings........................    5.54        514,507    28,871     5.61
                                           -----     ----------   -------     ----
         Total interest-bearing
           liabilities..................    4.84      1,131,812    56,443     4.99
                                           -----                  -------     ----
  Non-interest-bearing liabilities(5)...                 88,751
                                                     ----------
         Total liabilities..............              1,220,563
  Stockholders' Equity..................                111,778
                                                     ----------
         Total liabilities and
           stockholders' equity.........             $1,332,341
                                                     ==========
  Net interest rate spread(6)...........    2.06%                 $30,334     1.91%
                                           =====                  =======     ====
  Net interest margin(7)................    2.36%                             2.41%
                                           =====                              ====
  Ratio of interest-earning assets to
    Interest-bearing liabilities........                 111.04%
                                                     ==========

---------------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction mortgages in process, allowance for loan losses and includes non-performing loans.

(2) Includes short-term investments, investments in trading securities, investment securities available for sale and held to maturity, and FHLB stock.

(3) Consists of mortgage-backed securities available for sale and held to maturity.

(4) Includes the net effect of interest rate swaps.

(5) Consists primarily of business checking accounts.

(6) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:
(i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                             YEAR ENDED MARCH 31, 2001       YEAR ENDED MARCH 31, 2000
                                                    COMPARED TO                     COMPARED TO
                                             YEAR ENDED MARCH 31, 2000       YEAR ENDED MARCH 31, 1999
                                           -----------------------------   -----------------------------
                                           INCREASE (DECREASE)             INCREASE (DECREASE)
                                                 DUE TO                          DUE TO
                                           -------------------             -------------------
                                            VOLUME      RATE       NET      VOLUME      RATE       NET
                                           --------   --------   -------   --------   --------   -------
                                                                  (IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net and mortgage
     loans held for sale.................  $13,702    $ 2,409    $16,111   $(4,772)   $   425    $(4,347)
  Investment securities..................      229        448        677    (1,014)       155       (859)
  Mortgage-backed securities.............      273      3,193      3,466    10,907      1,343     12,250
                                           -------    -------    -------   -------    -------    -------
          Total interest-earning
            assets.......................   14,204      6,050     20,254     5,121      1,923      7,044
                                           -------    -------    -------   -------    -------    -------
Interest-bearing liabilities:
  Money market accounts..................      119        257        376        39       (108)       (69)
  Savings accounts.......................       34         --         34       114       (246)      (132)
  NOW accounts...........................       79         --         79        61         (1)        60
  Certificate accounts...................     (621)     1,572        951    (1,220)    (1,399)    (2,619)
                                           -------    -------    -------   -------    -------    -------
          Total interest-bearing
            deposits.....................     (389)     1,829      1,440    (1,006)    (1,754)    (2,760)
  FHLB advances and other borrowings.....   10,575      5,609     16,184     8,470       (382)     8,088
                                           -------    -------    -------   -------    -------    -------
          Total interest-bearing
            liabilities..................   10,186      7,438     17,624     7,464     (2,136)     5,328
                                           -------    -------    -------   -------    -------    -------
Net change in net interest income........  $ 4,018    $(1,388)   $ 2,630   $(2,343)   $ 4,059    $ 1,716
                                           =======    =======    =======   =======    =======    =======

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses amounted to $1.2 million for each of the years ended March 31, 2001, 2000 and 1999, due to management's assessment of the loan loss reserve level, the existing loan portfolio, current market conditions, and the volume and mix of new originations. To the extent the Company experiences further increases in the overall balance of its loan portfolio or increases its concentrations of loans which bear a higher degree of risk than one-to-four family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses. While management of the Company believes that the current level of its allowance for loan losses is sufficient based on information currently available at this time, no assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Company's allowance for loan losses which may adversely affect net income. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset Quality."

NON-INTEREST INCOME

     Non-interest income increased $2.4 million, or 37.1%, to $9.0 million for the year ended March 31, 2001 from $6.5 million for the year ended March 31, 2000, following a decrease of $1.1 million, or 14.5%, from $7.6 million for the year ended March 31, 1999.

     The increase during fiscal year 2001 as compared to fiscal year 2000 was due primarily to an increase of $1.5 million in gain (loss) on sale of mortgage loans, net, and increases in trust fee income of $1.0 million, insurance commission income of $602,000 and service charges on deposit accounts of $278,000, partially offset by decreases in loan servicing income of $547,000 and other non-interest income of $541,000. The improvement in gain (loss) on sale of mortgage loans reflected more favorable secondary market conditions, partially offset by a decrease in the origination of saleable fixed rate mortgages, during fiscal year 2001 as compared to fiscal year 2000. The increase in trust fee income was due to the first full year of operations of the Trust Company, which opened in February 2000. The increase in insurance commission income was due primarily to additional business resulting from the purchase of two insurance agencies by the Agency in March 2000. The decrease in loan servicing income was due primarily to a decline in the Company's loans serviced for others during fiscal year 2001, and a $237,000 reduction in the valuation reserve for mortgage servicing rights during fiscal year 2000. The decreases in other non-interest income were due primarily to reductions in the fair value of investments in certain employee benefit plans.

     The decrease during fiscal year 2000 as compared to fiscal year 1999 was due primarily to a $3.0 million decrease in gain (loss) on sale of mortgage loans, net, partially offset by a $977,000 increase of earnings on BOLI, a $248,000 increase in service charges, a $299,000 increase in the unrealized gain
(loss) on trading securities, and a $368,000 increase in insurance commissions. The decrease in gain (loss) on sale of mortgage loans is due to lower volume of saleable mortgages and unfavorable secondary market conditions during fiscal year 2000.

NON-INTEREST EXPENSE

     Total non-interest expense increased $3.5 million, or 13.9%, to $29.1 million for the year ended March 31, 2001 from $25.5 million for year ended March 31, 2000, following an increase of $176,000, or 0.7%, from $25.3 million for year ended March 31, 1999.

     The increase during fiscal year 2001 as compared to fiscal year 2000 was due primarily to increases in compensation and benefits of $3.1 million, office occupancy and equipment of $542,000, and data processing of $372,000. These increases were partially offset by decreases in advertising and business promotion of $121,000, deposit insurance premiums of $196,000 and other non-interest expense of $107,000. The higher overall level of expenses reflected costs associated with the Company's new retail banking and business banking offices in downtown Providence, Rhode Island, both of which opened in early fiscal year 2001, the expansion of Agency operations, the first full year of Trust Company operations, and the net impact of increases in the cost of certain employee benefit plans.

     The increase during fiscal year 2000 as compared to fiscal year 1999 was due primarily to a $117,000 increase in compensation and benefits, a $124,000 increase in office occupancy and equipment, a $363,000 increase in advertising and business promotion due to the introduction of online banking, and a $277,000 increase in data processing due to increased online processing charges. These increases were partially offset by a $254,000 decrease in deposit insurance premiums and a $451,000 decrease in other non-interest expense. The decrease in other non-interest expense was primarily the result of lower costs for telephone, postage, and supplies due to decreased loan origination activity.

INCOME TAXES

     Income tax expense increased $532,000, or 14.4%, to $4.2 million for the year ended March 31, 2001 from $3.7 million for the year ended March 31, 2000, following a decrease of $129,000, or 3.4%, from $3.8 million for the year ended March 31, 1999. These changes were due primarily to the changes in pre-tax income, and the Company's implementation of certain tax strategies during the year ended March 31, 1999. Overall, the Company's effective tax rate was 31.5% for the year ended March 31, 2001, compared to 31.1% for the year ended March 31, 2000 and 33.4% for the year ended March 31, 1999.

                              FINANCIAL CONDITION

OVERVIEW

     Total assets were $1.671 billion at March 31, 2001, an increase of $91.1 million, or 5.8%, from $1.580 billion at March 31, 2000, following an increase of $186.8 million, or 13.4%, from $1.393 billion at March 31, 1999. The growth during fiscal year 2001 was primarily attributable to increases in loans receivable, net of $88.4 million and mortgage loans held for sale of $35.7 million, partially offset by a decrease of $42.4 million in mortgage-backed securities available for sale. Balance sheet growth was primarily funded by increases of $42.7 million in deposit balances and $35.1 million in FHLB advances and other borrowings during fiscal year 2001. The growth during fiscal year 2000 was primarily attributable to increases in mortgage-backed securities available for sale of $135.2 million and loans receivable, net of $122.1 million, partially offset by decreases in mortgage loans held for sale of $48.9 million and cash and cash equivalents of $18.1 million. Balance sheet growth was primarily funded by a $193.7 million increase in FHLB advances and other borrowings during fiscal year 2000.

     Total stockholders' equity was $111.6 million at March 31, 2001, an increase of $9.9 million, or 9.7%, from $101.7 million at March 31, 2000, following a decline of $1.3 million, or 1.2%, from $103.0 million at March 31, 1999. The increase during fiscal year 2001 was primarily attributable to $9.2 million in net income, a $7.0 million increase in the fair market value of available for sale securities, net of tax, and $1.4 million in earned Stock-based Incentive Plan awards, partially offset by $6.3 million in treasury stock purchases and $2.4 million in dividends paid to stockholders. The decline during fiscal year 2000 was primarily attributable to two 5.0% stock repurchase programs, the payment of four quarterly dividends to shareholders, and a decline in the fair value of securities available for sale, net of tax. The Company has repurchased 2,486,903 shares since May 15, 1998 through seven stock repurchase programs, reducing the legal number of shares outstanding to 6,220,249. Stockholders' equity to assets was 6.68% at March 31, 2001, compared to 6.44% at March 31, 2000 and 7.39% at March 31, 1999. Book value per share was $19.57 at March 31, 2001, compared to $16.88 at March 31, 2000 and $16.27 at March 31, 1999. The leveraging of stockholders' equity has had a favorable impact on return on average stockholders' equity ("ROE"). ROE increased to 8.71% for fiscal year 2001 as compared to 7.79% for fiscal year 2000 and 6.82% for fiscal year 1999.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's short-term investments and investment securities at the dates indicated:

                                                              AT MARCH 31,
                                      -------------------------------------------------------------
                                             2001                 2000                 1999
                                      ------------------   ------------------   -------------------
                                      AMORTIZED    FAIR    AMORTIZED    FAIR    AMORTIZED    FAIR
                                        COST      VALUE      COST      VALUE      COST       VALUE
                                      ---------   ------   ---------   ------   ---------   -------
                                                             (IN THOUSANDS)
Short-term investments..............   $  200     $  200    $  250     $  250    $14,422    $14,422
                                       ======     ======    ======     ======    =======    =======
Investment securities:
  Trading:
     Limited Partnership............   $  815     $  815    $  587     $  587    $    94    $    94
                                       ------     ------    ------     ------    -------    -------
  Available for sale:
     Marketable equity securities...    5,802      7,235     5,660      5,043      5,660      5,575
     U.S. Government and agency
       obligations..................      603        602       600        600         --         --
                                       ------     ------    ------     ------    -------    -------
          Total available for
            sale....................    6,405      7,837     6,260      5,643      5,660      5,575
                                       ------     ------    ------     ------    -------    -------
  Held to maturity:
     U.S. Government and agency
       obligations..................       --         --        --         --      9,998     10,030
     Federal Home Loan Bank note....       --         --        --         --         --         --
                                       ------     ------    ------     ------    -------    -------
          Total held to maturity....       --         --        --         --      9,998     10,030
                                       ------     ------    ------     ------    -------    -------
          Total investment
            securities..............   $7,220     $8,652    $6,847     $6,230    $15,752    $15,699
                                       ======     ======    ======     ======    =======    =======

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                                       AT MARCH 31,
                            ---------------------------------------------------------------------------------------------------
                                         2001                              2000                              1999
                            -------------------------------   -------------------------------   -------------------------------
                            AMORTIZED   PERCENT      FAIR     AMORTIZED   PERCENT      FAIR     AMORTIZED   PERCENT      FAIR
                              COST      OF TOTAL    VALUE       COST      OF TOTAL    VALUE       COST      OF TOTAL    VALUE
                            ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed securities
  and collateralized
  mortgage obligations:
Available for sale:
  Fixed-rate..............  $ 84,904      17.0%    $ 85,186   $ 70,842      12.8%    $ 69,000   $ 78,661      19.0%    $ 78,071
  Adjustable-rate.........   413,440      82.6      416,044    479,267      86.7      474,627    329,824      79.6      330,380
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total available for
  sale....................   498,344      99.6      501,230    550,109      99.5      543,627    408,485      98.6      408,451
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Held to maturity:
  Fixed-rate..............       569       0.1          569        732       0.1          732      1,055       0.3        1,127
  Adjustable-rate.........     1,569       0.3        1,585      2,087       0.4        2,121      4,553       1.1        4,606
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total held to maturity....     2,138       0.4        2,154      2,819       0.5        2,853      5,608       1.4        5,733
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total mortgage-backed
  securities and
  collateralized mortgage
  obligations.............  $500,482     100.0%    $503,384   $552,928     100.0%    $546,480   $414,093     100.0%    $414,184
                            ========     =====     ========   ========     =====     ========   ========     =====     ========

     The table below sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of March 31, 2001:

                                                                     AT MARCH 31, 2001
                          --------------------------------------------------------------------------------------------------------
                                                 MORE THAN ONE        MORE THAN FIVE
                           ONE YEAR OR LESS    YEAR TO FIVE YEARS   YEARS TO TEN YEARS   MORE THAN TEN YEARS          TOTAL
                          ------------------   ------------------   ------------------   -------------------   -------------------
                                    WEIGHTED             WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                           FAIR     AVERAGE     FAIR     AVERAGE     FAIR     AVERAGE      FAIR     AVERAGE      FAIR     AVERAGE
                           VALUE     YIELD      VALUE     YIELD      VALUE     YIELD      VALUE      YIELD      VALUE      YIELD
                          -------   --------   -------   --------   -------   --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Investment
  securities(1):
  Available for sale:
    U.S. Government and
      agency
      obligations.......  $    --       --%    $   402     6.89%    $   200     6.00%    $     --       --%    $    602     6.60%
                          -------              -------              -------              --------              --------
Total investment
  securities............  $    --       --%    $   402     6.89%    $   200     6.00%    $     --       --%    $    602     6.60%
                          =======              =======              =======              ========              ========
Mortgage-backed
  securities and
  collateralized-
  mortgage obligations:
  Held to maturity:
    Fixed-rate..........  $    --       --%    $    32     8.66%    $   537     8.88%    $     --       --%    $    569     8.87%
    Adjustable-rate.....       --       --          --       --          --       --        1,585     8.69        1,585     8.69
                          -------              -------              -------              --------              --------
  Total mortgage-backed
    securities held to
    maturity............       --       --          32     8.66         537     8.88        1,585     8.69        2,154     8.73
                          -------              -------              -------              --------              --------
  Available for sale:
    Fixed-rate..........       --       --      12,196     7.00          --       --       72,990     6.52       85,186     6.59
    Adjustable-rate.....       --       --      10,059     6.54      37,506     6.68      368,479     6.64      416,044     6.64
                          -------              -------              -------              --------              --------
  Total mortgage-backed
    securities available
    for sale............       --       --      22,255     6.79      37,506     6.68      441,469     6.62      501,230     6.63
                          -------              -------              -------              --------              --------
Total mortgage-backed
  securities and
 collateralized-mortgage
  obligations...........  $    --       --%    $22,287     6.80%    $38,043     6.71%    $443,054     6.63%    $503,384     6.64%
                          =======              =======              =======              ========              ========

---------------
(1) Does not include $7,235 of marketable equity securities available for sale at fair value at March 31, 2001.

LOANS RECEIVABLE

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                           AT MARCH 31,
                           ----------------------------------------------------------------------------
                                   2001                   2000                  1999             1998
                           ---------------------   -------------------   -------------------   --------
                                        PERCENT               PERCENT               PERCENT
                             AMOUNT     OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT
                           ----------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One-to-four family...  $  677,512     67.19%   $671,586     73.59%   $583,692     74.13%   $691,675
    Multi-family.........       3,015       .30       2,568       .28       3,082       .39       3,899
  Commercial real
    estate...............      44,375      4.40      37,274      4.09      38,760      4.92      45,723
  Construction and
    land.................      72,225      7.16      39,205      4.30      31,671      4.02      27,145
                           ----------    ------    --------    ------    --------    ------    --------
        Total mortgage
          loans..........     797,127     79.05     750,633     82.26     657,205     83.46     768,442
                           ----------    ------    --------    ------    --------    ------    --------
Commercial Loans.........      94,681      9.39      70,484      7.72      56,196      7.14      26,689
                           ----------    ------    --------    ------    --------    ------    --------
Consumer Loans:
  Home equity lines......      45,191      4.48      31,351      3.44      25,482      3.24      26,252
  Second mortgages.......      61,759      6.12      51,488      5.64      40,630      5.16      38,862
  Other consumer loans...       9,665       .96       8,616       .94       7,872      1.00       7,828
                           ----------    ------    --------    ------    --------    ------    --------
        Total consumer
          loans..........     116,615     11.56      91,455     10.02      73,984      9.40      72,942
                           ----------    ------    --------    ------    --------    ------    --------
        Total loans
          receivable.....   1,008,423    100.00%    912,572    100.00%    787,385    100.00%    868,073
                                         ======                ======                ======
  Less:
  Allowance for loan
    losses...............     (13,233)              (12,275)              (12,016)              (10,937)
  Undisbursed proceeds of
    construction
    mortgages in
    process..............     (19,445)              (11,983)               (7,903)               (7,164)
  Deferred loan
    origination costs
    (fees), net..........       1,429                   446                  (779)               (1,420)
                           ----------              --------              --------              --------
  Loans receivable,
    net..................     977,174               888,760               766,687               848,552
  Mortgage loans held for
    sale.................      39,103                 3,417                52,334                84,867
                           ----------              --------              --------              --------
    Loans receivable, net
      and mortgage loans
      held for sale......  $1,016,277              $892,177              $819,021              $933,419
                           ==========              ========              ========              ========

                                    AT MARCH 31,
                           ------------------------------
                             1998            1997
                           --------   -------------------
                           PERCENT               PERCENT
                           OF TOTAL    AMOUNT    OF TOTAL
                           --------   --------   --------
                               (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One-to-four family...    79.68%   $666,942     82.08%
    Multi-family.........      .45       4,416       .54
  Commercial real
    estate...............     5.27      33,057      4.07
  Construction and
    land.................     3.13      23,919      2.95
                            ------    --------    ------
        Total mortgage
          loans..........    88.53     728,334     89.64
                            ------    --------    ------
Commercial Loans.........     3.07      20,062      2.47
                            ------    --------    ------
Consumer Loans:
  Home equity lines......     3.02      25,021      3.08
  Second mortgages.......     4.48      32,122      3.95
  Other consumer loans...      .90       6,985       .86
                            ------    --------    ------
        Total consumer
          loans..........     8.40      64,128      7.89
                            ------    --------    ------
        Total loans
          receivable.....   100.00%    812,524    100.00%
                            ======                ======
  Less:
  Allowance for loan
    losses...............               (8,788)
  Undisbursed proceeds of
    construction
    mortgages in
    process..............               (5,274)
  Deferred loan
    origination costs
    (fees), net..........               (2,107)
                                      --------
  Loans receivable,
    net..................              796,355
  Mortgage loans held for
    sale.................               23,331
                                      --------
    Loans receivable, net
      and mortgage loans
      held for sale......             $819,686
                                      ========

     The following table shows the remaining contractual maturity of the Company's loans at March 31, 2001. The table does not include the effect of future principal prepayments:

                                                                     AT MARCH 31, 2001
                                    -----------------------------------------------------------------------------------
                                    ONE- TO
                                     FOUR-     MULTI-   COMMERCIAL    CONSTRUCTION                             TOTAL
                                     FAMILY    FAMILY   REAL ESTATE     AND LAND     COMMERCIAL   CONSUMER     LOANS
                                    --------   ------   -----------   ------------   ----------   --------   ----------
                                                                      (IN THOUSANDS)
Amounts due:
  One year or less................  $    348   $   --     $ 7,936       $58,794       $45,191     $ 46,002   $  158,271
                                    --------   ------     -------       -------       -------     --------   ----------
  After one year:
    More than one year to three
      years.......................     5,015       33      10,672            16        16,682        6,233       38,651
    More than three years to five
      years.......................     9,968       50      13,169           109        20,770       11,613       55,679
    More than five years to 10
      years.......................   110,021      582       9,352           837        11,370       19,719      151,881
    More than 10 years to 20
      years.......................   112,347    1,214       3,246        11,496           668       29,817      158,788
    More than 20 years............   439,813    1,136          --           973            --        3,231      445,153
                                    --------   ------     -------       -------       -------     --------   ----------
    Total due after one year......   677,164    3,015      36,439        13,431        49,490       70,613      850,152
                                    --------   ------     -------       -------       -------     --------   ----------
    Total amount due..............  $677,512   $3,015     $44,375       $72,225       $94,681     $116,615    1,008,423
                                    ========   ======     =======       =======       =======     ========
      Less:
         Allowance for loan
           losses.................                                                                              (13,233)
         Undisbursed proceeds of
           construction mortgages
           in process.............                                                                              (19,445)
         Deferred loan origination
           costs, net.............                                                                                1,429
                                                                                                             ----------
    Loans receivable, net.........                                                                           $  977,174
                                                                                                             ==========

     The following table sets forth, at March 31, 2001, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates:

                                                          DUE AFTER MARCH 31, 2002
                                                     ----------------------------------
                                                      FIXED      ADJUSTABLE     TOTAL
                                                     --------    ----------    --------
                                                               (IN THOUSANDS)
Mortgage loans:
  One-to-four family...............................  $246,498     $430,666     $677,164
  Multi-family.....................................       347        2,668        3,015
  Commercial real estate...........................    32,977        3,462       36,439
  Construction and land............................       407       13,024       13,431
                                                     --------     --------     --------
          Total mortgage loans.....................   280,229      449,820      730,049
Commercial loans...................................    46,454        3,036       49,490
Consumer loans.....................................    70,613           --       70,613
                                                     --------     --------     --------
          Total loans..............................  $397,296     $452,856     $850,152
                                                     ========     ========     ========

     The following table sets forth the Company's loan originations for the periods indicated:

                                                       FOR THE YEAR ENDED MARCH 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Loans originated:
  Mortgage loans:
     One-to-four family............................  $293,114    $366,511    $663,999
     Multi-family..................................       154         190          --
     Commercial real estate........................    19,176       6,524      31,601
     Construction and land.........................    76,604      41,683      36,985
                                                     --------    --------    --------
          Total mortgage loans.....................   389,048     414,908     732,585
                                                     --------    --------    --------
Commercial.........................................    59,188      47,560      19,851
                                                     --------    --------    --------
Consumer loans:
  Home equity lines................................    48,585      26,853      17,185
  Second mortgages.................................    29,327      29,773      20,869
  Other consumer loans.............................     8,042       7,081       6,028
                                                     --------    --------    --------
          Total consumer loans.....................    85,954      63,707      44,082
                                                     --------    --------    --------
Total loans originated.............................  $534,190    $526,175    $796,518
                                                     ========    ========    ========

DEPOSITS

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                                FOR THE YEAR ENDED MARCH 31,
                                ---------------------------------------------------------------------------------------------
                                            2001                            2000                            1999
                                -----------------------------   -----------------------------   -----------------------------
                                           PERCENT                         PERCENT                         PERCENT
                                           OF TOTAL                        OF TOTAL                        OF TOTAL
                                AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE
                                BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS    COST
                                --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                   (DOLLARS IN THOUSANDS)
Business checking accounts....  $ 56,299      8.4%       --%    $ 51,997      7.9%       --%    $ 58,408      8.6%       --%
Money market accounts.........    38,053      5.7      3.04       33,377      5.1      2.34       31,871      4.7      2.66
Savings accounts..............   101,038     15.2      1.76       99,014     15.0      1.76       93,118     13.8      2.01
NOW accounts..................    64,895      9.7      0.98       56,973      8.6      0.98       50,760      7.5      0.98
                                --------    -----               --------    -----               --------    -----
         Total core
           deposits...........   260,285     39.0      1.37      241,361     36.6      1.28      234,157     34.6      1.37
Certificate accounts..........   406,979     61.0      5.57      418,815     63.4      5.19      441,556     65.4      5.51
                                --------    -----               --------    -----               --------    -----
         Total average
           deposits...........  $667,264    100.0%     3.93%    $660,176    100.0%     3.76%    $675,713    100.0%     4.08%
                                ========    =====               ========    =====               ========    =====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2001:

                                         PERIOD TO MATURITY FROM MARCH 31, 2001                        AT MARCH 31,
                              -------------------------------------------------------------   ------------------------------
                              LESS THAN    ONE TO       TWO TO       THREE TO     FOUR TO
                              ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS     2001       2000       1999
                              ---------   ---------   -----------   ----------   ----------   --------   --------   --------
                                                                      (IN THOUSANDS)
Certificate accounts:
  0 to 4.00%................  $     --     $    --      $    --       $   --       $   --     $     --   $  1,339   $  4,185
  4.01 to 5.00%.............    23,506       1,391          113           --           --       25,010    137,876    226,612
  5.01 to 6.00%.............   208,613      32,599        4,947        2,154          697      249,010    218,830    157,068
  6.01 to 7.00%.............    81,217      40,697        9,189          434        2,240      133,777     44,278     27,977
  7.01 to 8.00%.............        --          --           --           --           --           --      4,569     12,143
  Over 8.01%................        --          --           --           --           --           --         --          4
                              --------     -------      -------       ------       ------     --------   --------   --------
         Total..............  $313,336     $74,687      $14,249       $2,588       $2,937     $407,797   $406,892   $427,989
                              ========     =======      =======       ======       ======     ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

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

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $572.2 million, or 34.2% of total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At March 31, 2001, the Company had $814.8 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $153.7 million including a $25.0 million line of credit. During year-end 2001, the Company used FHLB advances and other borrowings to fund asset growth, along with an increase in deposits, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

     At March 31, 2001, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $236.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from March 31, 2001 totaled $313.3 million. The Company expects that it will retain a majority of maturing certificate accounts.

     The Company plans to open a new banking office in Middletown, Rhode Island in the latter part of fiscal year 2002, bringing total banking offices to sixteen. The Company continues to consider sites for new banking offices and loan origination centers in or adjacent to its market area. In addition, the Company may, from time to time, consider expanding its market share and/or market area through the acquisition of assets or other banking institutions and may consider acquisitions of other types of financial services companies.

     The Company completed its sixth 5% stock repurchase program and initiated its seventh 5% stock repurchase program in fiscal year 2001, which reduced outstanding legal shares in the Company to 6,220,249 from the 8,707,152 shares originally issued. The Company also paid one $0.07 dividend and three $0.10 dividends to stockholders during the fiscal year 2001. The establishment of additional banking offices, loan origination centers, trust service operations, mergers and acquisitions, and additional capital management strategies by the Company would result in additional capital expenditures and other associated costs which the Company has not yet estimated.

     At March 31, 2001, the consolidated capital to total assets ratio of the Company was 6.68%. As of March 31, 2001, the Bank exceeded all of its regulatory capital requirements.

     The following table presents the Bank's capital position at March 31, 2001:

                                                                                     CAPITAL
                                                                               -------------------
                                             ACTUAL     REQUIRED    EXCESS     ACTUAL     REQUIRED
                                            CAPITAL     CAPITAL     AMOUNT     PERCENT    PERCENT
                                            --------    --------    -------    -------    --------
                                                            (DOLLARS IN THOUSANDS)
Tangible..................................  $103,942    $33,155     $70,787      6.27%      2.00%
Core (Leverage)...........................   103,942     66,310      37,632      6.27       4.00
Tier 1 Risk-based.........................   103,942     34,620      69,322     12.33       8.00
Risk-based................................   112,964     66,536      46,428     13.58       8.00

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The following table presents the Trust Company's capital position at March 31, 2001:

                                                                                      CAPITAL
                                                                                -------------------
                                               ACTUAL     REQUIRED    EXCESS    ACTUAL     REQUIRED
                                               CAPITAL    CAPITAL     AMOUNT    PERCENT    PERCENT
                                               -------    --------    ------    -------    --------
                                                              (DOLLARS IN THOUSANDS)
Tangible.....................................  $2,781       $ 22      $2,759    257.50%      2.00%
Core (Leverage)..............................   2,781        120       2,661     92.58       4.00
Risk-based...................................   2,781         86       2,695    257.50       8.00

     At the time of conversion, the Bank was required to establish a liquidation account in an amount equal to its retained earnings as of September 30, 1996, which provides a liquidation preference to eligible account holders of the Bank prior to conversion based on such account holder's qualifying deposits. The liquidation account will be reduced to the extent that such account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each such account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. The balance of the liquidation account at March 31, 2001 was approximately $15.7 million.

MARKET RISK AND MANAGEMENT OF INTEREST-RATE RISK

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

     The Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally ten years or less) fixed-rate, one-to-four family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; and (3) investing primarily in adjustable rate mortgage-backed securities and short-term fixed-rate CMOs. In addition, the Company engaged in two interest rate swap agreements with a total notional principal amount of $50 million to synthetically lengthen its liability maturities.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2001, the Company's cumulative one-year interest rate gap (the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a positive 8.47%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would be expected to reprice downward at a faster rate than its interest-bearing liabilities, which, consequently, may negatively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would be expected to reprice upward at a faster rate than its interest-bearing liabilities, which, consequently, may positively affect the Company's net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001 which, based upon certain assumptions, are anticipated by the Company to reprice or mature in each of the future time periods shown (the "GAP table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals.

     The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of maturities, contractual amortization, and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual market prepayment rates for one-to-four family and multi-family mortgage loans, and mortgage-backed securities are assumed to range from 20.9% to 37.2% for adjustable-rates and 13.3% to 20.6% for fixed-rates, respectively. COFI floating-rate CMOs and adjustable-rate MBS are assumed to fully reprice over a two year period based on projected index changes and principal repayments under a constant interest rate scenario.

     Money market deposit accounts and negotiable order of withdrawal ("NOW") accounts are assumed to reprice evenly over a three-year period, while regular savings accounts are viewed as composed of two equally weighted components -- a longer-term "core" deposit that reprices evenly over a thirty-year term, and a more active secondary tier that reprices evenly over three years. In-the-money putable FHLB advances (where the Company is short the put option) were repriced at their put dates while out-of-the-money putable FHLB advances were repriced at their contractual maturities.

     These assumptions may or may not be indicative of actual prepayment and withdrawals experienced by the Company. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures and, therefore, actual experience may vary from that indicated.

     The following table shows the estimated gap position of the Company at March 31, 2001:

                                    3        MORE THAN     MORE THAN    MORE THAN   MORE THAN      MORE
                                  MONTHS    3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO     THAN       TOTAL
                                 OR LESS     6 MONTHS       1 YEAR       3 YEARS     5 YEARS     5 YEARS      AMOUNT
                                 --------   -----------   -----------   ---------   ----------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Short-term investments.......  $    200    $     --      $     --     $      --    $     --    $     --   $      200
  Investment securities........       815          --            --           603          --       7,234        8,652
  Loans receivable(1)..........   213,161      97,566       169,199       283,763     158,693      93,895    1,016,277
  Mortgage-backed securities...   162,149     109,429       138,479        69,251      11,343      12,717      503,368
  Stock in FHLB-Boston.........    40,369          --            --            --          --          --       40,369
                                 --------    --------      --------     ---------    --------    --------   ----------
         Total interest-earning
           assets..............   416,694     206,995       307,678       353,617     170,036     113,846    1,568,866
                                 --------    --------      --------     ---------    --------    --------   ----------
Interest-bearing liabilities:
  Money market accounts........     4,423       4,423         8,846        35,383          --          --       53,075
  Savings accounts.............     4,658       5,907         9,317        37,266       3,388      42,348      102,884
  NOW accounts.................     6,020       6,020        12,040        48,161          --          --       72,241
  Certificate accounts.........   111,816      68,620        85,278        56,302       3,104          --      325,120
  IRA and KEOGH accounts.......    13,227      13,487        20,908        32,634       2,421          --       82,677
  FHLB advances and other
    borrowings.................   237,268     138,144        64,460       249,753      74,330      50,809      814,764
                                 --------    --------      --------     ---------    --------    --------   ----------
         Total interest-bearing
           liabilities.........   377,412     236,601       200,849       459,499      83,243      93,157    1,450,761
                                 --------    --------      --------     ---------    --------    --------   ----------
Interest-rate swaps:
  Pay fixed....................        --     (25,000)           --       (25,000)         --          --      (50,000)
  Receive floating.............    25,000      25,000            --            --          --          --       50,000
                                 --------    --------      --------     ---------    --------    --------   ----------
Interest-rate gap after
  swaps........................  $ 64,282    $(29,606)     $106,829     $(130,882)   $ 86,793    $ 20,689   $  118,105
                                 ========    ========      ========     =========    ========    ========   ==========
Cumulative interest-rate gap...  $ 64,282    $ 34,676      $141,505     $  10,623    $ 97,416    $118,105
                                 ========    ========      ========     =========    ========    ========
Cumulative interest-rate gap as
  a percentage of total assets
  at March 31, 2001............      3.85%       2.08%         8.47%         0.64%       5.83%       7.07%
Cumulative interest-rate gap as
  a percentage of total
  interest-earning assets at
  March 31, 2001...............      4.10        2.21          9.02          0.68        6.21        7.53
Cumulative interest-earning
  assets as a percentage of
  interest-bearing liabilities
  at March 31, 2001............    110.41      101.58        114.30        100.83      107.18      108.14
Cumulative interest-rate gap as
  a percentage of total assets
  at March 31, 2000............     (4.75)      (8.73)        (7.30)       (11.18)      (1.12)       5.66
Cumulative interest-rate gap as
  a percentage of total
  interest-earning assets at
  March 31, 2000...............     (5.08)      (9.34)        (7.81)       (11.97)      (1.20)       6.06
Cumulative interest-earning
  assets as a percentage of
  interest-bearing liabilities
  at March 31, 2000............     76.46       73.76         83.03         86.77       98.68      106.45

---------------
(1) Includes total loans receivable and mortgage loans held for sale (including non-performing loans), net of deferred loan origination costs, undisbursed proceeds of construction mortgages in process, and allowance for loan losses.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

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

     The following table sets forth the Company's estimated NPV and NPV ratios as of March 31, 2001 and 2000, as calculated by the Company.

                             MARCH 31, 2001                        MARCH 31, 2000
                ----------------------------------------   -------------------------------
  CHANGE IN     ESTIMATED                        NPV       ESTIMATED               NPV
INTEREST RATES     NET                       SENSITIVITY      NET              SENSITIVITY
   IN BASIS     PORTFOLIO    NPV    BOARD     IN BASIS     PORTFOLIO    NPV     IN BASIS
    POINTS        VALUE     RATIO   LIMITS     POINTS        VALUE     RATIO     POINTS
--------------  ---------   -----   ------   -----------   ---------   -----   -----------
                                          (DOLLARS IN THOUSANDS)
     +300       $142,547    8.49%    4.00%      (128)      $ 73,976    4.85%      (377)
     +200        157,685    9.24     4.25        (53)       100,026    6.42       (220)
     +100        167,422    9.68     5.00         (9)       121,970    7.69        (93)
  Unchanged      170,823    9.77     6.00         --        138,896    8.62         --
     -100        163,736    9.31     5.00        (46)       148,019    9.09         47
     -200        150,633    8.54     4.25       (123)       147,723    9.02         40
     -300        139,480    7.86     4.00       (191)       141,974    8.63          1

     As in the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the term to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income.

     During fiscal year-end 2001, the Company continued to follow its practice of selling certain fixed-rate and adjustable-rate mortgage loans while generally retaining the servicing rights of such loans. In conjunction with this mortgage banking activity, the Company uses forward contracts in order to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity.

ASSET QUALITY

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all real estate owned ("REO"). The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, term and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Company takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Company generally sends the borrower a written notice of non-payment after the loan is first past due. The Company's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment, offer to provide budget and finance counseling services, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan is not otherwise satisfied, additional letters and telephone calls are generally made. If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes REO.

     Federal regulations and the Company's Credit Risk Review Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the credit weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "Special Mention."

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

     The Company's Credit Risk Review Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At March 31, 2001, the Company had $3.1 million of loans designated as Substandard. As of March 31, 2001, the Company had loans totaling $9.1 million designated as Special Mention. These loans are designated as Special Mention because of inherent weaknesses that currently exist, but might be correctable in a twelve-month cycle. Accordingly, they require additional monitoring.

     The following table sets forth loans 60-89 days delinquent in the Company's loan portfolio as of the dates indicated:

                                                                     AT MARCH 31,
                                         --------------------------------------------------------------------
                                                 2001                    2000                    1999
                                         --------------------    --------------------    --------------------
                                                    PRINCIPAL               PRINCIPAL               PRINCIPAL
                                          NUMBER     BALANCE      NUMBER     BALANCE      NUMBER     BALANCE
                                         OF LOANS   OF LOANS     OF LOANS   OF LOANS     OF LOANS   OF LOANS
                                         --------   ---------    --------   ---------    --------   ---------
                                                                (DOLLARS IN THOUSANDS)
Mortgage Loans:
  One-to-four family...................      4        $210           2        $110           6        $283
  Multi-family.........................     --          --          --          --          --          --
  Commercial real estate...............     --          --           2          46          --          --
  Construction and land................     --          --          --          --          --          --
                                            --        ----          --        ----          --        ----
          Total mortgage loans.........      4         210           4         156           6         283
                                            --        ----          --        ----          --        ----
Commercial Loans.......................      5          81           2          93           1           9
                                            --        ----          --        ----          --        ----
Consumer Loans:
  Home equity lines....................     --          --          --          --           1         162
  Second mortgages.....................     --          --          --          --          --          --
  Other consumer loans.................      1           1           1           6           1           1
                                            --        ----          --        ----          --        ----
          Total consumer loans.........      1           1           1           6           2         163
                                            --        ----          --        ----          --        ----
Total loans............................     10        $292           7        $255           9        $455
                                            ==        ====          ==        ====          ==        ====
Delinquent loans to loans receivable,
  net..................................               0.03%                   0.03%                   0.06%

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For fiscal years ended 2001 and 2000 the amount of additional interest income that would have been recognized on non-accrual loans if such loans were performing in accordance with their regular terms and amounts recognized were $46,000 and $29,000, respectively.

                                                                       AT MARCH 31,
                                                        ------------------------------------------
                                                         2001     2000     1999     1998     1997
                                                        ------   ------   ------   ------   ------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to-four family...............................  $  431   $  941   $  971   $1,073   $1,908
     Multi-family.....................................      --       --       --      101      268
     Commercial real estate...........................      --       --    1,142    1,199      976
     Construction and land............................      --       --      117      169      232
                                                        ------   ------   ------   ------   ------
          Total mortgage loans........................     431      941    2,230    2,542    3,384
                                                        ------   ------   ------   ------   ------
  Commercial loans....................................     821      345      280       74       --
                                                        ------   ------   ------   ------   ------
  Consumer loans:
     Home equity lines................................      --       --       36      425      114
     Second mortgages.................................      56       12       --       --       95
     Other consumer loans.............................      24       12        4        7       69
                                                        ------   ------   ------   ------   ------
          Total consumer loans........................      80       24       40      432      278
                                                        ------   ------   ------   ------   ------
          Total nonaccrual loans......................   1,332    1,310    2,550    3,048    3,662
Real estate owned, net(1).............................     175       --      344      595      665
                                                        ------   ------   ------   ------   ------
          Total non-performing assets.................  $1,507   $1,310   $2,894   $3,643   $4,327
                                                        ======   ======   ======   ======   ======
Allowance for loan losses as a percent of loans(2)....    1.34%    1.36%    1.54%    1.27%    1.09%
Allowance for loan losses as a percent of
  non-performing loans(3).............................     993      937      471      359      240
Non-performing loans as a percent of loans(2)(3)......    0.13     0.15     0.33     0.35     0.45
Non-performing assets as a percent of total
  assets(4)...........................................    0.09     0.08     0.21     0.28     0.44

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

     Impaired Loans. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or a commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Residential mortgage and consumer loans are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

     At March 31, 2001 and 2000, total impaired loans of $1.1 million and $556,000 required impairment allowances of $193,000 and $228,000, respectively. Impaired loans of $798,000 and $244,000 were on non-accrual at March 31, 2001 and 2000, respectively. During fiscal year-end 2001, the average recorded value of impaired loans was $847,000. For these loans, $46,000 of interest income was recognized while $77,000 of interest income would have been recognized under the original terms.

     Allowance for Loan Losses. The allowance for loan losses is based on management's estimate of the credit losses inherent in the loan portfolio. The level of the allowance is based on management's ongoing review of the existing loan portfolio and current market conditions, as well as the volume and mix of new originations. Management's methodology to estimate loss exposure inherent in the portfolio also includes analysis of individual loans deemed to be impaired, allowance allocations for various loan types based on payment status or loss experience, and an unallocated allowance that is maintained based on management's assessment of many factors including trends in loan delinquencies and charge-offs, current type, mix and balance of the portfolio, performance of individual loans in relation to contract terms, and the perceived risk in the relatively new and rapidly growing commercial loan portfolio. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 2001, the Company's allowance for loan losses was 1.34% of total loans receivable and 993% of total non-performing loans as compared to 1.36% and 937%, respectively, as of March 31, 2000. Non-accrual loans totaled $1.3 million at both March 31, 2001 and March 31, 2000. The allowance for loan losses totaled $13.2 million at March 31, 2001 as compared to $12.3 million at March 31, 2000. The increase in the allowance of $958,000 reflects management's assessment of the loan portfolio and was based upon the growth of "higher" credit risk components of the portfolio. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at March 31, 2001, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                                    AT OR FOR THE YEAR ENDED MARCH 31,
                                            --------------------------------------------------
                                             2001       2000       1999       1998       1997
                                            -------    -------    -------    -------    ------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period............  $12,275    $12,016    $10,937    $ 8,788    $5,607
Provision for loan losses.................    1,200      1,200      1,200      2,350     3,750
Charge-offs:
  Mortgage loans:
     One-to-four family...................      (99)       (41)       (12)      (188)     (331)
     Multi-family.........................       --         --         --         --       (82)
     Commercial real estate...............       --       (759)        --         --        --
     Construction and land................       --         --         --         --        --
  Commercial loans:.......................      (58)      (140)       (74)        --       (87)
  Consumer Loans:
     Home equity lines....................       (5)        --        (30)        --      (116)
     Second mortgages.....................      (73)        --         (9)       (15)      (10)
     Other consumer.......................      (46)       (18)       (13)        (9)      (11)
                                            -------    -------    -------    -------    ------
          Total...........................     (281)      (958)      (138)      (212)     (637)
Recoveries................................       39         17         17         11        68
                                            -------    -------    -------    -------    ------
Balance at end of period..................  $13,233    $12,275    $12,016    $10,937    $8,788
                                            =======    =======    =======    =======    ======
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period..................................     0.02%      0.12%      0.01%      0.02%     0.07%

     The Company has developed an internal asset classification system which classifies assets depending on risk of loss characteristics. At March 31, 2001, 2000 and 1999, the Company classified (excluding REO) $3.1 million, $7.0 million, and $3.9 million of substandard loans, respectively. In the opinion of management, the performing substandard loans evidence one or more weaknesses or potential weaknesses, and depending on the regional economy and other factors, may become non-performing assets in future periods.

     The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                       AT MARCH 31,
                            ---------------------------------------------------------------------------------------------------
                                         2001                              2000                              1999
                            -------------------------------   -------------------------------   -------------------------------
                                                   PERCENT                           PERCENT                           PERCENT
                                                   OF LOANS                          OF LOANS                          OF LOANS
                                      PERCENT OF   IN EACH              PERCENT OF   IN EACH              PERCENT OF   IN EACH
                                      ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY
                                       TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL
                            AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS
                            -------   ----------   --------   -------   ----------   --------   -------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Mortgages:
  Residential.............  $ 2,664      20.13%      74.65%   $ 2,529      20.60%      78.17%   $ 2,517      20.95%      78.54%
  Commercial..............    2,269      17.14        4.40      1,749      14.25        4.09      2,725      22.68        4.92
                            -------     ------      ------    -------     ------      ------    -------     ------      ------
        Total.............    4,933      37.27       79.05      4,278      34.85       82.26      5,242      43.63       83.46
Commercial................    4,843      36.60        9.39      4,523      36.85        7.72      3,111      25.89        7.14
Consumer..................    1,869      14.13       11.56      1,647      13.42       10.02      1,320      10.99        9.40
Unallocated...............    1,588      12.00          --      1,827      14.88          --      2,343      19.49          --
                            -------     ------      ------    -------     ------      ------    -------     ------      ------
        Total allowance
          for loan
          losses..........  $13,233     100.00%     100.00%   $12,275     100.00%     100.00%   $12,016     100.00%     100.00%
                            =======     ======      ======    =======     ======      ======    =======     ======      ======

                                                      AT MARCH 31,
                            ----------------------------------------------------------------
                                         1998                              1997
                            -------------------------------   ------------------------------
                                                   PERCENT                          PERCENT
                                                   OF LOANS                         OF LOANS
                                      PERCENT OF   IN EACH             PERCENT OF   IN EACH
                                      ALLOWANCE    CATEGORY            ALLOWANCE    CATEGORY
                                       TO TOTAL    TO TOTAL             TO TOTAL    TO TOTAL
                            AMOUNT    ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS
                            -------   ----------   --------   ------   ----------   --------
                                                 (DOLLARS IN THOUSANDS)
Mortgages:
  Residential.............  $ 2,959      27.05%      83.26%   $2,769      31.51%      85.57%
  Commercial..............    3,023      27.64        5.27     2,239      25.48        4.07
                            -------     ------      ------    ------     ------      ------
        Total.............    5,982      54.69       88.53     5,008      56.99       89.64
Commercial................    1,309      11.97        3.07       932      10.60        2.47
Consumer..................    1,358      12.42        8.40     1,151      13.10        7.89
Unallocated...............    2,288      20.92          --     1,697      19.31          --
                            -------     ------      ------    ------     ------      ------
        Total allowance
          for loan
          losses..........  $10,937     100.00%     100.00%   $8,788     100.00%     100.00%
                            =======     ======      ======    ======     ======      ======

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amended SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. The Company adopted SFAS No. 133 and SFAS No. 138 on April 1, 2001, and recognized an after-tax loss from the cumulative effect of adoption of $461,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the Section of Item 7 captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial
Condition -- Market Risk and Management of Interest-Rate Risk" for quantitative and qualitative information about market risk and its potential effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index on page F-1 and the Consolidated Financial Statements which begin on F-3.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to "Additional Item -- Executive Officers of the Registrant" contained herein and the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, at pages 5 through 7.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, at pages 9 through 16 (excluding the Compensation and Audit Committee Reports and Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, at pages 3 and 4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001, at pages 18 and 19.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

        (1) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (2) Exhibits

        (a)     The following exhibits are filed as part of this report.
         3.1    Certificate of Incorporation of FIRSTFED AMERICA BANCORP,
                INC.(1)
         3.2    Bylaws of FIRSTFED AMERICA BANCORP, INC.(1)
         4.0    Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
        10.1    Form of Employment Agreement between the Bank and Robert F.
                Stoico(1)
        10.2    Forms of Employment Agreement between the Company and Kevin
                J. McGillicuddy and Employment Agreement between the Bank and Kevin J. McGillicuddy(1)
        10.3    Forms of Employment Agreement between the Company and
                Frederick R. Sullivan and Employment Agreement between the
                Bank and Frederick R. Sullivan(1)
        10.4    Form of Employment Agreement between the Bank and Edward A.
                Hjerpe, III(2)
        10.5    Employment Agreement between the Company and Robert F.
                Stoico(3)
        10.6    Employment Agreement between the Company and Edward A.
                Hjerpe, III(3)
        10.7    First Federal Savings Bank of America Employee Stock
                Ownership Plan and Trust(1)
        10.8    FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive
                Plan, as amended and restated(4)
        10.9    First Federal Savings Bank of America 1997 Supplemental
                Executive Retirement Plan(1)
        10.10   FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan(5)
        11.0 Computation of earnings per share is incorporated by reference to the Consolidated Statements of Operations on page F-4.
        13.0 Portions of the 2001 Annual Report to Stockholders (filed herewith)
        21.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiary Activities" in "Item 1.
                Business -- General"
        23.1    Consent of Independent Auditors (filed herewith)

---------------
     (1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

     (2) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

     (3) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

     (4) Incorporated by reference into this document from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

     (5) Incorporated by reference into this document from the Proxy Statement for the 1998 Annual Meeting of Stockholders dated June 15, 1998.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED AMERICA BANCORP, INC.

                                          By: /s/   ROBERT F. STOICO
                                            ------------------------------------
                                                      Robert F. Stoico
                                               President and Chief Executive
                                                           Officer
DATED: June 22, 2001

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

                       NAME                                        TITLE                      DATE
                       ----                                        -----                      ----

               /s/ ROBERT F. STOICO                  President and Chief Executive        June 22, 2001
---------------------------------------------------    Officer and Chairman of the
                 Robert F. Stoico                      Board (Principal Executive
                                                       Officer)

             /s/ EDWARD A. HJERPE, III               Executive Vice President, Chief      June 22, 2001
---------------------------------------------------    Operating Officer and Chief
               Edward A. Hjerpe, III                   Financial Officer (Principal
                                                       Accounting and Financial
                                                       Officer)

              /s/ GILBERT C. OLIVEIRA                Director                             June 22, 2001
---------------------------------------------------
                Gilbert C. Oliveira

            /s/ THOMAS A. RODGERS, JR.               Director                             June 22, 2001
---------------------------------------------------
              Thomas A. Rodgers, Jr.

             /s/ RICHARD W. CEDERBERG                Director                             June 22, 2001
---------------------------------------------------
               Richard W. Cederberg

              /s/ JOHN S. HOLDEN, JR.                Director                             June 22, 2001
---------------------------------------------------
                John S. Holden, Jr.

              /s/ DR. PAUL A. RAYMOND                Director                             June 22, 2001
---------------------------------------------------
                Dr. Paul A. Raymond

               /s/ ANTHONY L. SYLVIA                 Director                             June 22, 2001
---------------------------------------------------
                 Anthony L. Sylvia

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000...  F-3
Consolidated Statements of Operations for the Fiscal Years
  Ended March 31, 2001, 2000 and 1999.......................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended March 31, 2001, 2000, and
  1999......................................................  F-5 to F-6
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 2001, 2000 and 1999.......................  F-7 to F-8
Notes to Consolidated Financial Statements..................  F-9 to F-37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIRSTFED AMERICA BANCORP, INC.:

     We have audited the accompanying consolidated balance sheets of FIRSTFED AMERICA BANCORP, INC. and subsidiaries, (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRSTFED AMERICA BANCORP, INC. and subsidiaries at March 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ KPMG LLP

Boston, Massachusetts
April 19, 2001

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                 2001          2000
                           ASSETS                             ----------    ----------
Cash on hand and due from banks.............................  $   23,013    $   20,720
Short-term investments......................................         200           250
                                                              ----------    ----------
  Total cash and cash equivalents...........................      23,213        20,970
Mortgage loans held for sale................................      39,103         3,417
Investment in trading securities, at fair value (note 5)....         815           587
Investment securities available for sale, at fair value
  (amortized cost of $6,405 and $6,260) (note 5)............       7,837         5,643
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $498,344 and $550,109) (notes 5 and
  10).......................................................     501,230       543,627
Mortgage-backed securities held to maturity (fair value of
  $2,154 and $2,853) (note 5)...............................       2,138         2,819
Stock in Federal Home Loan Bank of Boston, at cost (notes 5
  and 10)...................................................      40,369        30,928
Loans receivable, net of allowance for loan losses of
  $13,233 and $12,275 (notes 6 and 10)......................     977,174       888,760
Accrued interest receivable.................................       7,928         7,018
Mortgage servicing rights (note 7)..........................       4,881         6,288
Office properties and equipment, net (note 8)...............      24,038        25,187
Real estate owned, net......................................         175            --
Bank-Owned Life Insurance...................................      33,764        32,127
Goodwill....................................................       1,145         1,124
Prepaid expenses and other assets...........................       7,255        11,500
                                                              ----------    ----------
          Total assets......................................  $1,671,065    $1,579,995
                                                              ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 9).........................................  $  707,416    $  664,682
  FHLB advances and other borrowings (note 10)..............     814,764       779,662
  Advance payments by borrowers for taxes and insurance.....       5,868         5,984
  Accrued interest payable..................................       5,997         4,620
  Other liabilities.........................................      25,462        23,342
                                                              ----------    ----------
          Total liabilities.................................   1,559,507     1,478,290
                                                              ----------    ----------
Commitments and contingencies (notes 4, 6, 8, 10, 11, 13, 14 and 15)
Stockholders' equity (notes 3 and 4):
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued................................          --            --
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 8,707,152 shares issued....................          87            87
  Additional paid-in capital................................      85,585        85,449
  Retained earnings (notes 2 and 3).........................      70,048        63,270
  Accumulated other comprehensive income (loss).............       2,551        (4,470)
  Unallocated ESOP shares (note 14).........................      (3,098)       (3,872)
  Unearned 1997 stock-based incentive plan (note 14)........      (2,998)       (4,438)
  Treasury stock; at cost (2,571,285 and 2,100,847 shares at
     2001 and 2000).........................................     (40,617)      (34,321)
                                                              ----------    ----------
          Total stockholders' equity........................     111,558       101,705
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,671,065    $1,579,995
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000       1999
                                                              --------    -------    -------
Interest and dividend income:
  Loans.....................................................  $ 77,116    $61,005    $65,352
  Investment securities.....................................       719        803      2,100
  Mortgage-backed securities................................    33,507     30,041     17,791
  Federal Home Loan Bank stock..............................     2,733      1,972      1,534
                                                              --------    -------    -------
          Total interest and dividend income................   114,075     93,821     86,777
                                                              --------    -------    -------
Interest expense:
  Deposits (note 9).........................................    26,252     24,812     27,572
  Borrowed funds............................................    53,143     36,959     28,871
                                                              --------    -------    -------
          Total interest expense............................    79,395     61,771     56,443
                                                              --------    -------    -------
          Net interest income before provision for loan
            losses..........................................    34,680     32,050     30,334
Provision for loan losses (note 6)..........................     1,200      1,200      1,200
                                                              --------    -------    -------
          Net interest income after provision for loan
            losses..........................................    33,480     30,850     29,134
                                                              --------    -------    -------
Non-interest income:
  Service charges on deposit accounts.......................     1,622      1,344      1,096
  Loan servicing income.....................................     1,456      2,003      1,909
  Insurance commission income...............................     1,048        446         78
  Trust fee income..........................................     1,028         16         --
  Earnings on Bank-Owned Life Insurance.....................     1,637      1,552        575
  Gain (loss) on sale of mortgage loans, net (note 7).......       583       (952)     2,046
  Gain on sale of investments securities available for
     sale...................................................        --         --          9
  Other income..............................................     1,584      2,125      1,925
                                                              --------    -------    -------
          Total non-interest income.........................     8,958      6,534      7,638
                                                              --------    -------    -------
Non-interest expense:
  Compensation and employee benefits (note 14)..............    17,786     14,732     14,615
  Office occupancy and equipment............................     4,447      3,905      3,781
  Data processing...........................................     1,694      1,322      1,045
  Advertising and business promotion........................     1,038      1,159        796
  Federal deposit insurance premiums........................       138        334        588
  Other.....................................................     3,950      4,057      4,508
                                                              --------    -------    -------
          Total non-interest expense........................    29,053     25,509     25,333
                                                              --------    -------    -------
          Income before income tax expense..................    13,385     11,875     11,439
Income tax expense (note 13)................................     4,221      3,689      3,818
                                                              --------    -------    -------
          Net income........................................  $  9,164    $ 8,186    $ 7,621
                                                              ========    =======    =======
Basic earnings per share....................................  $   1.57    $  1.31    $  1.09
                                                              ========    =======    =======
Diluted earnings per share..................................  $   1.56    $  1.31    $  1.09
                                                              ========    =======    =======
Weighted average shares outstanding -- basic................     5,854      6,256      6,980
                                                              ========    =======    =======
Weighted average shares outstanding -- diluted..............     5,864      6,256      6,980
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            UNEARNED
                                                                                              1997
                                                              ACCUMULATED                  STOCK-BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  1998....................   $87      $85,016     $50,422       $ 1,616        $(5,421)      $(4,734)    $     --     $126,986
  Common stock acquired
    for SIP...............    --           --          --            --             --        (2,502)          --       (2,502)
  Earned SIP stock
    awards................    --         (150)         --            --             --         1,367           --        1,217
  Earned ESOP shares
    charged to expense....    --          541          --            --            774            --           --        1,315
  Cash dividends declared
    and paid ($0.15 per
    share)................    --           --      (1,151)           --             --            --           --       (1,151)
  Common stock repurchased
    (1,615,123 shares at
    an average price of
    $17.43 per share).....    --           --          --            --             --            --      (28,152)     (28,152)
  Common stock acquired
    for certain employee
    benefit plans (34,545
    shares at an average
    price of $17.58 per
    share)................    --           --          --            --             --            --         (607)        (607)
  Comprehensive income
    (loss):
    Net income............    --           --       7,621            --             --            --           --        7,621
    Other comprehensive
      income, net of tax
      Unrealized holding
        gains (losses) on
        available for sale
        securities........    --           --          --        (2,924)            --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............    --           --          --            (9)            --            --           --           --
                                                                -------
      Net unrealized
        (losses) gains....    --           --          --        (2,933)            --            --           --           --
      Tax effect..........    --           --          --         1,167             --            --           --           --
                                                                -------
      Net-of-tax effect...    --           --          --        (1,766)            --            --           --       (1,766)
                                                                                                                      --------
        Total
          comprehensive
          income..........    --           --          --            --             --            --           --        5,855
                             ---      -------     -------       -------        -------       -------     --------     --------
Balance at March 31,
  1999....................    87       85,407      56,892          (150)        (4,647)       (5,869)     (28,759)     102,961
  Earned SIP stock
    awards................    --         (154)         --            --             --         1,431           --        1,277
  Earned ESOP shares
    charged to expense....    --          196          --            --            775            --           --          971
  Cash dividends declared
    and paid ($0.26 per
    share)................    --           --      (1,808)           --             --            --           --       (1,808)
  Common stock repurchased
    (428,801 shares at an
    average price of
    $12.24 per share).....    --           --          --            --             --            --       (5,271)      (5,271)
  Common stock acquired
    for certain employee
    benefit plans (24,086
    shares at an average
    price of $13.32 per
    share)................    --           --          --            --             --            --         (320)        (320)
  Common stock sold for
    certain employee
    benefit plans (1,708
    shares at an average
    price of $16.57 per
    share)................    --           --          --            --             --            --           29           29
  Comprehensive income
    (loss):
    Net income............    --           --       8,186            --             --            --           --        8,186
    Other comprehensive
      income, net of tax
      Unrealized holding
        gains (losses) on
        available for sale
        securities........    --           --          --        (6,981)            --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............    --           --          --            --             --            --           --           --
                                                                -------
      Net unrealized
        (losses) gains....    --           --          --        (6,981)            --            --           --           --
      Tax effect..........    --           --          --         2,661             --            --           --           --
                                                                -------
      Net-of-tax effect...    --           --          --        (4,320)            --            --           --       (4,320)
                                                                                                                      --------
        Total
          comprehensive
          income..........    --           --          --            --             --            --           --        3,866
                             ---      -------     -------       -------        -------       -------     --------     --------
Balance at March 31,
  2000....................   $87      $85,449     $63,270       $(4,470)       $(3,872)      $(4,438)    $(34,321)    $101,705
                             ===      =======     =======       =======        =======       =======     ========     ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            UNEARNED
                                                                                              1997
                                                              ACCUMULATED                  STOCK-BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  2000....................   $87      $85,449     $63,270       $(4,470)       $(3,872)      $(4,438)    $(34,321)    $101,705
  Earned SIP stock
    awards................    --         (154)         --            --             --         1,440           --        1,286
  Earned ESOP shares
    charged to expense....    --          290          --            --            774            --           --        1,064
  Cash dividends declared
    and paid ($0.37 per
    share)................    --           --      (2,386)           --             --            --           --       (2,386)
  Common stock repurchased
    (442,979 shares at an
    average price of
    $13.42 per share).....    --           --          --            --             --            --       (5,963)      (5,963)
  Common stock acquired
    for certain employee
    benefit plans (34,425
    shares at an average
    price of $12.64 per
    share)................    --           --          --            --             --            --         (435)        (435)
  Common stock sold for
    certain employee
    benefit plans (6,966
    shares at an average
    price of $14.68 per
    share)................    --           --          --            --             --            --          102          102
  Comprehensive income
    (loss):
    Net income............    --           --       9,164            --             --            --           --        9,164
    Other comprehensive
      income, net of tax
      Unrealized holding
        gains (losses) on
        available for sale
        securities........    --           --          --        11,419             --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............    --           --          --            --             --            --           --           --
                                                                -------
      Net unrealized
        (losses) gains....    --           --          --        11,419             --            --           --           --
      Tax effect..........    --           --          --        (4,398)            --            --           --           --
                                                                -------
      Net-of-tax effect...    --           --          --         7,021             --            --           --        7,021
                                                                                                                      --------
        Total
          comprehensive
          income..........                                                                                              16,185
                             ---      -------     -------       -------        -------       -------     --------     --------
Balance at March 31,
  2001....................   $87      $85,585     $70,048       $ 2,551        $(3,098)      $(2,998)    $(40,617)    $111,558
                             ===      =======     =======       =======        =======       =======     ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 2001           2000           1999
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income................................................  $     9,164    $     8,186    $     7,621
    Adjustments to reconcile net income to net cash (used
      in) provided by operating activities:
      Amortization (accretion) of:
         Premium (discount) on investment and
           mortgage-backed securities.......................         (413)           272          1,154
         Deferred loan origination costs....................         (454)          (155)           (50)
         Mortgage servicing rights..........................        2,450          2,070          1,704
         Goodwill...........................................           84              2             --
    Provisions for loan losses..............................        1,200          1,200          1,200
    (Gains) losses on sales of:
      Office property and equipment.........................           (4)           (30)            --
      Real estate owned.....................................          (41)           (56)          (104)
      Mortgage loans........................................         (583)           952         (2,046)
      Investment and mortgage-backed securities
         available-for-sale.................................           --             --             (9)
Net proceeds from sales of mortgage loans...................      119,710        250,326        629,772
Origination of mortgage loans held for sale.................     (155,855)      (204,182)      (600,204)
Income from bank-owned life insurance.......................       (1,637)        (1,552)          (575)
Unrealized (gain) loss on trading securities................         (128)          (293)             6
Real estate owned valuation adjustments.....................           --            (43)            38
Depreciation of office properties and equipment.............        2,640          2,542          2,251
Appreciation in fair value of ESOP shares...................          290            195            541
Earned SIP shares...........................................        1,286          1,277          1,217
Increase or decrease in:
    Accrued interest receivable.............................         (910)          (649)          (377)
    Prepaid expenses and other assets.......................         (258)        (2,256)          (629)
    Accrued interest payable................................        1,377          1,562            445
    Other liabilities.......................................        2,120          2,635        (12,949)
                                                              -----------    -----------    -----------
         Net cash (used in) provided by operating
           activities.......................................      (19,962)        62,003         29,006
                                                              -----------    -----------    -----------

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 2001           2000           1999
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities available for sale......  $      (342)   $      (600)   $    (3,845)
  Purchase of trading securities............................         (100)          (200)          (100)
  Purchase of mortgage-backed securities available for
    sale....................................................      (45,163)      (249,028)      (346,219)
  Payments received on mortgage-backed securities available
    for sale................................................       97,340        107,134        127,442
  Proceeds from sale of mortgage-backed securities available
    for sale................................................           --             --          3,906
  Payments received on mortgage-backed securities held to
    maturity................................................          680          2,784          6,874
  Purchase of the Federal Home Loan Bank Stock..............       (9,441)        (2,246)       (10,737)
  Maturities of investment securities held to maturity......           --         10,000         12,500
  Maturities of investment securities available for sale....          200             --          4,000
  Maturities of mortgage-backed securities available for
    sale....................................................           --             --         19,473
  Net (increase) decrease in loans..........................      (89,639)      (123,349)        80,280
  Proceeds from sale of office equipment....................           46            104             --
  Proceeds from sales of real estate owned..................          345            674            752
  Purchase of bank-owned life insurance.....................           --             --        (30,000)
  Purchases of office properties and equipment..............       (1,533)        (2,548)        (2,629)
                                                              -----------    -----------    -----------
         Net cash used in investing activities..............      (47,607)      (257,275)      (138,303)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................       42,734        (10,188)       (33,618)
  Proceeds from FHLB advances and other borrowings..........    3,799,213      2,867,106      1,584,786
  Repayments on FHLB advances and other borrowings..........   (3,764,111)    (2,673,425)    (1,402,670)
  Net change in advance payments by borrowers for taxes and
    insurance...............................................         (116)           324           (564)
  Payments to acquire SIP shares............................           --             --         (2,502)
  Cash dividends paid.......................................       (2,386)        (1,808)        (1,151)
  Common stock repurchased, net.............................       (6,296)        (5,562)       (28,759)
  Reduction in unearned ESOP shares.........................          774            775            774
                                                              -----------    -----------    -----------
         Net cash provided by financing activities..........       69,812        177,222        116,296
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........        2,243        (18,050)         6,999
Cash and cash equivalents at beginning of year..............       20,970         39,020         32,021
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $    23,213    $    20,970    $    39,020
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    78,018    $    60,209    $    55,998
                                                              ===========    ===========    ===========
    Income taxes............................................  $     4,456    $     1,951    $     3,933
                                                              ===========    ===========    ===========
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans..................  $       479    $       231    $       435
                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2001, 2000 AND 1999

(1) ORGANIZATION

     FIRSTFED AMERICA BANCORP, INC. (the "Company") is a holding company for First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING"), FIRSTFED INSURANCE AGENCY, LLC, and the FIRSTFED TRUST COMPANY, N.A. The Company owns all of the issued and outstanding shares of common stock of the Bank and FAB FUNDING. The FIRSTFED INSURANCE AGENCY, LLC (the "Agency") is owned jointly by the Company and FAB FUNDING, with the Company's ownership share being a substantial majority. The Company owns a 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"), with the remaining 35% interest being held by M/D Trust, LLC, a minority owner.

     The Bank provides a full range of banking services to individual and business customers in Massachusetts, Rhode Island and, to a lesser degree, in Connecticut. The Bank is subject to competition from other financial institutions, mortgage banking companies and other financial service providers doing business in the area. The Bank and the Company are subject to regulations of, and periodic examinations by, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC up to $100,000. To provide protection for customers' retirement account balances in excess of FDIC coverage, the Bank participates in the "Deposit Collateralization Bailee Program" with the Federal Home Loan Bank of Boston. To participate, the Company must pledge investment securities and mortgage loans as collateral with the Federal Home Loan Bank of Boston.

     As more fully described in note 3, the Bank converted from a mutual savings bank to a capital stock savings bank on January 15, 1997.

     The Agency was formed on January 7, 1999. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. The Agency is licensed to sell insurance in Massachusetts, Rhode Island and Connecticut and is subject to regulations of, and periodic examinations by, both of these states.

     In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc. and All Risk Insurance Agency of Swansea for a total of $1.1 million. Since these acquisitions were accounted for under the purchase method of accounting, the results of the acquisitions are included for the periods subsequent to the acquisition date. Goodwill of approximately $1.1 million was recorded and is being amortized on a straight-line basis between five and fifteen years. The Agency made a payment of $95,000 in March 2001, which was recorded as goodwill, and will also make additional payments of $375,000 over two years, which also will be recorded as goodwill.

     The Trust Company was formed on February 1, 2000 as a limited purpose national bank, which provides comprehensive fiduciary products and services in Massachusetts and Rhode Island. The Trust Company is subject to the regulations of, and periodic examination by the Office of the Comptroller of the Currency ("OCC"), as well as the states in which it operates.

     FAB FUNDING is a business corporation formed at the direction of the Company under the laws of the Commonwealth of Massachusetts in October 1996. FAB FUNDING was established to lend funds to a Bank sponsored employee stock ownership plan and related trust for the purchase of stock in the initial public offering.

     The Bank includes its wholly-owned subsidiaries: FIRSTFED Mortgage Corp. (an inactive company), FIRSTFED INVESTMENT CORP. (a Massachusetts security corporation), and CELMAC INVESTMENT CORP. (a Massachusetts security corporation).

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

  Principles of Consolidation

     In preparing these financial statements, management is required to make estimates that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year's presentation.

  Cash and Due From Banks

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based upon deposit levels and amounted to $868 at March 31, 2001.

  Investments and Mortgage-Backed Securities

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being resold in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related income taxes.

     Premiums and discounts on investment and mortgage-backed securities are amortized or accreted into income using a method that approximates the interest method. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included as a charge against gain (loss) on sale of investment securities. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

  Loans

     Loans are reported at the principal amount outstanding, adjusted for net deferred loan origination fees or costs. Mortgage loans held for sale are carried at the lower of aggregate cost or market. Considered in the calculation of cost are unamortized deferred loan origination fees and costs and mortgage servicing rights. Generally, all longer term (typically mortgage loans with terms greater than fifteen years) fixed-rate residential single-family mortgage loans are originated for sale and shorter term fixed-rate and adjustable-rate loans are originated for portfolio.

     Loan origination fees are offset with related direct incremental loan origination costs and the resulting net amount is deferred and amortized over the contractual life of the related loans using the interest method. When loans are sold in the secondary market, the remaining balance of the amount deferred is included in the determination of gain or loss on sale.

     Accrual of interest on loans is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days or more. When a loan is placed on non-accrual, all income that has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Interest received on non-accrual loans is either recorded as income or applied against the principal balance depending on management's evaluation of the collectibility of principal. Loans are removed from non-accrual status when they have been current as to

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES principal and interest for a period of time, the borrower has demonstrated an ability to comply with the repayment terms, and when, in management's opinion, the loans are considered fully collectible.

     Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Bank will collect all amounts due in accordance with the contractual terms of the loan or
(ii) the loan is not a commercial or a commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value.

     The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Residential mortgage and consumer loans are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

  Allowance for Loan Losses

     The allowance for loan losses is maintained for credit losses inherent in the portfolio. Loans (or portions thereof) deemed to be uncollectible are charged against the allowance and recoveries of amounts previously charged-off are added to the allowance. The provisions for loan losses charged to earnings are added to the allowance to bring it to the desired level.

     The level of the allowance is based on management's ongoing review of the existing loan portfolio and current market conditions, as well as the volume and mix of new originations. Management's methodology to estimate loss exposure inherent in the portfolio also includes analysis of individual loans deemed to be impaired, allowance allocations for various loan types based on payment status or loss experience, and an unallocated allowance that is maintained based on management's assessment of many factors including trends in loan delinquencies and charge-offs, current type, mix and balance of the portfolio, performance of individual loans in relation to contract terms, and the perceived risk in the relatively new and rapidly growing commercial loan portfolio.

     While management believes that the allowance for loan losses is adequate to absorb probable loan losses, future additions to the allowance may be necessary based on changes in the above factors. In addition, the OTS and FDIC periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.

  Gain or Loss on Sale of Mortgage Loans

     Gain or loss on sale of mortgage loans is recognized at the time of sale. Such gain or loss results from the combination of (1) the difference between the net cash paid by the investor for the loan and the loan's

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES carrying value; (2) the calculated present value of the difference between the interest rate paid by the borrower on the loan sold and the interest rate guaranteed to the investor, adjusted for mortgage servicing fees and considering estimated loan prepayments; and (3) any origination fees, net of applicable origination costs, retained by the Bank.

     Capitalized mortgage servicing rights are recognized, based on the allocated fair value of the rights to service mortgage loans for others. Mortgage servicing rights are amortized to loan servicing fee income using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights. Prepayment experience on mortgage servicing rights is reviewed periodically and, when actual repayments exceed estimated prepayments, the balance of the mortgage servicing assets is reduced by a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment include loan type, interest rate, loan origination date, and term to maturity.

  Office Properties and Equipment

     Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation of office properties and equipment is determined on the straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses.

  Real Estate Owned

     Real estate owned is acquired through foreclosure or by accepting a deed in lieu of foreclosure. Real estate acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value, less disposal costs, of the property constructively or actually received, thereby establishing a new cost basis. Subsequent write-downs are recorded if the cost basis exceeds current net fair value. Related operating costs, net of rental income, are reflected in operations when incurred. Realized gains and losses upon disposition are recognized in income.

     Management believes that the net carrying value of real estate acquired through foreclosure reflects the lower of its cost basis or estimated net fair value. Factors similar to those considered in the evaluation of the allowance for loan losses, including regulatory requirements, are considered in the evaluation of the net fair value of real estate acquired through foreclosure.

  Bank Owned Life Insurance

     Bank owned life insurance ("BOLI") represents life insurance on certain employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes. BOLI is reported on the balance sheet at cash value.

  Goodwill

     Goodwill arises in a business combination accounted for under the purchase method. It represents the difference between the cost of an acquired company and the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the tangible liabilities assumed. Goodwill is amortized on a straight-line basis over a period not exceeding fifteen years, and is reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. Goodwill is reported on the balance sheet as a component of prepaid expenses and other assets.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company's deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based upon management's judgments relating to the realizability of such asset.

  Pension

     The Company accounts for pension benefits on the net periodic pension cost method for financial reporting purposes. This method recognizes the compensation cost of an employee's benefit over that employee's approximate service period.

  Stock Options

     The Company continues to follow APB Opinion No. 25, Accounting for Stock Issued to Employees. However, the Company provides expanded disclosures of pro-forma net income and earnings per share and other disclosure information in
Note 14 to the consolidated financial statements as if the fair value method had been applied.

  Interest Rate Risk Management Agreements

     The Company uses off-balance sheet financial instruments from time to time as part of its interest rate risk management strategy. Interest rate swap agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company does not enter into agreements for trading or speculative purposes. Therefore, these agreements are not marked to market.

     The net amounts to be paid or received on outstanding interest rate risk management agreements are recognized on the accrual basis as an adjustment to the related interest income or expense over the life of the agreements.

  Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan ("ESOP") and the unearned shares relating to the 1997 Stock-Based Incentive Plan ("SIP"). Diluted EPS reflects the effect to weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options and dilutive SIP shares were converted into common stock using the treasury stock method.

     A reconciliation of the weighted average shares outstanding for the years ended March 31, 2001, 2000 and 1999 follows (in thousands):

                                                              2001     2000     1999
                                                              -----    -----    -----
Basic shares................................................  5,854    6,256    6,980
Dilutive impact of stock options............................     10       --       --
Dilutive impact of SIP shares...............................     --       --       --
                                                              -----    -----    -----
Diluted shares..............................................  5,864    6,256    6,980
                                                              =====    =====    =====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  Comprehensive Income

     Comprehensive income is defined as all changes to equity except investments by and distribution to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

  Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and due from banks and short-term investments. Short-term investments have original maturities of 90 days or less.

  Trust Assets

     Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company. Trust assets under administration were $455,800 at March 31, 2001 and $445,000 at March 31, 2000. Income from trust activities is reported on an accrual basis.

  Recent Accounting Developments

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amended SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. The Company adopted SFAS No. 133 and SFAS No. 138 on April 1, 2001, and recognized an after-tax loss from the cumulative effect of adoption of $461.

(3) CONVERSION TO STOCK FORM OF OWNERSHIP

     The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on September 6, 1996. On January 15, 1997, (i) the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, (ii) the Bank issued all of its outstanding capital stock to the Company and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share 7,364,762 shares of Common Stock to certain of the Bank's eligible account holders who had subscribed for such shares (collectively, the "Conversion"), by selling 697,010 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 645,380 shares of Common Stock to The FIRSTFED Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $77.6 million, after expenses of $3.0 million. Net proceeds of $43.4 million were invested in the Bank to increase the Bank's tangible capital to 10% of the Bank's total adjusted assets. The Company established the Foundation dedicated to the communities served by the Bank. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $6.5 million was charged to expense.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of Conversion in an amount equal to the retained earnings of the Bank as of the date of its latest balance sheet date, September 30, 1996, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount at the liquidation account is decreased if the balances of eligible depositors decrease at the annual determination dates. The liquidation account approximated $15.7 million (unaudited) at March 31, 2001.

     The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

     In addition to the 25,000,000 authorized shares of common stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 2001, there were no shares of preferred stock issued.

(4) STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS)

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based core and tangible capital (as defined). As of March 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

     As of December 11, 2000, the most recent notification from the OTS categorized the Bank as "well capitalized" by regulatory definition. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, core, tangible, and Tier 1 risk-based capital ratios as set forth in the table. As of March 31, 2001, the Bank is categorized as "well capitalized" based on its ratios of risk-based, core, tangible, and Tier 1 risk-based capital. There are no conditions or events since that notification that management believes have changed the Bank's category.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The Bank's actual and required capital amounts and ratios are presented in the following table. No deduction was taken from capital for interest-rate risk.

                                                                                    TO BE WELL
                                                                                   CAPITALIZED
                                                              FOR CAPITAL          UNDER PROMPT
                                                                ADEQUACY            CORRECTIVE
                                            ACTUAL              PURPOSES        ACTION PROVISIONS
                                       -----------------    ----------------    ------------------
                                        AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                       --------    -----    -------    -----    --------    ------
As of March 31, 2001:
  Risk-based capital.................  $112,964    13.58%   $66,536     8.0%    $83,170      10.0%
  Core capital.......................   103,942     6.27     66,310     4.0      82,888       5.0
  Tangible capital...................   103,942     6.27     33,155     2.0      82,888       5.0
  Tier 1 risk-based..................   103,942    12.33     34,620     4.0      51,254       6.0
As of March 31, 2000:
  Risk-based capital.................  $109,319    15.06%   $58,052     8.0%    $72,565      10.0%
  Core capital.......................   100,267     6.35     63,179     4.0      78,974       5.0
  Tangible capital...................   100,267     6.35     31,590     2.0      78,974       5.0
  Tier 1 risk-based..................   100,267    13.82     29,026     4.0      43,539       6.0

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The Trust Company's capital amounts and ratios are presented in the following table.

                                                                                       CAPITAL
                                                                     EXCESS       ------------------
                                            ACTUAL    REQUIRED    (DEFICIENCY)    ACTUAL    REQUIRED
                                            ------    --------    ------------    ------    --------
As of March 31, 2001:
  Tangible capital........................  $2,781      $ 22         $2,759       257.50%     2.00%
  Core capital............................   2,781       120          2,661        92.58      4.00
  Risk-based capital......................   2,781        86          2,695       257.50      8.00
As of March 31, 2000:
  Tangible capital........................  $2,809      $ 56         $2,753       100.43%     2.00%
  Core capital............................   2,809       112          2,697       100.43      4.00
  Risk-based capital......................   2,809       224          2,585       486.83      8.00

(5) INVESTMENT AND MORTGAGE-BACKED SECURITIES (DOLLARS IN THOUSANDS)

  Available For Sale

     A summary of investment securities available for sale follows:

                                                                MARCH 31, 2001
                                        ---------------------------------------------------------------
                                          WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                        AVERAGE RATE      COST         GAINS         LOSSES      VALUE
                                        ------------    ---------    ----------    ----------    ------
Investment securities:
  U.S. Government Agency
     obligations......................      6.7%         $  603        $    2        $  (3)      $  602
  Marketable equity securities........                    5,802         1,603         (170)       7,235
                                                         ------        ------        -----       ------
          Total investment
            securities................                   $6,405        $1,605        $(173)      $7,837
                                                         ======        ======        =====       ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                                                                MARCH 31, 2000
                                        ---------------------------------------------------------------
                                          WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                        AVERAGE RATE      COST         GAINS         LOSSES      VALUE
                                        ------------    ---------    ----------    ----------    ------
Investment securities:
  U.S. Government Agency
     obligations......................      6.2%         $  600        $   --       $    --      $  600
  Marketable equity securities........                    5,660         1,353        (1,970)      5,043
                                                         ------        ------       -------      ------
          Total investment
            securities................                   $6,260        $1,353       $(1,970)     $5,643
                                                         ======        ======       =======      ======

     A summary of mortgage-backed and collateralized mortgage obligation securities available for sale follows:

                                                               MARCH 31, 2001
                                      -----------------------------------------------------------------
                                        WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                      AVERAGE RATE      COST         GAINS         LOSSES       VALUE
                                      ------------    ---------    ----------    ----------    --------
Mortgage-backed securities due:
  Less than five years..............      7.0%        $ 12,029       $  167       $    --      $ 12,196
  After ten years...................      6.7          272,689        3,369          (101)      275,957
                                                      --------       ------       -------      --------
          Total mortgage-backed
            securities..............      6.7          284,718        3,536          (101)      288,153
                                                      --------       ------       -------      --------
Collateralized mortgage obligations
  due:
  Less than five years..............      6.5            9,997           62            --        10,059
  Within five to ten years..........      6.7           37,654           85          (233)       37,506
  After ten years...................      6.5          165,975          291          (754)      165,512
                                                      --------       ------       -------      --------
          Total collateralized
            mortgage obligations....      6.6          213,626          438          (987)      213,077
                                                      --------       ------       -------      --------
          Total.....................      6.6%        $498,344       $3,974       $(1,088)     $501,230
                                                      ========       ======       =======      ========

                                                               MARCH 31, 2000
                                      -----------------------------------------------------------------
                                        WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                      AVERAGE RATE      COST         GAINS         LOSSES       VALUE
                                      ------------    ---------    ----------    ----------    --------
Mortgage-backed securities due:
  Less than five years..............      7.0%        $ 15,254        $ --        $  (306)     $ 14,948
  After ten years...................      6.0          348,559         132         (4,140)      344,551
                                                      --------        ----        -------      --------
          Total mortgage-backed
            securities..............      6.0          363,813         132         (4,446)      359,499
                                                      --------        ----        -------      --------
Collateralized mortgage obligations
  due:
  Less than five years..............      7.2            9,996          54             --        10,050
  Within five to ten years..........      6.0           35,168          --           (532)       34,636
  After ten years...................      6.4          141,132         744         (2,434)      139,442
                                                      --------        ----        -------      --------
          Total collateralized
            mortgage obligations....      6.3          186,296         798         (2,966)      184,128
                                                      --------        ----        -------      --------
          Total.....................      6.1%        $550,109        $930        $(7,412)     $543,627
                                                      ========        ====        =======      ========

     Adjustable-rate mortgage-backed securities and collateralized mortgage obligations available for sale had total amortized costs and fair values of $413,440 and $416,044 respectively, at March 31, 2001 and $479,266 and $474,627, respectively, at March 31, 2000.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  Held To Maturity

     A summary of mortgage-backed securities held to maturity follows:

                                                                MARCH 31, 2001
                                          -----------------------------------------------------------
                                          WEIGHTED
                                          AVERAGE     AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                            RATE        COST         GAINS         LOSSES      VALUE
                                          --------    ---------    ----------    ----------    ------
Mortgage-backed securities due:
  Less than five years..................    8.7%       $   32         $--           $--        $   32
  Within five to ten years..............    8.9           537          --            --           537
  After ten years.......................    8.7         1,569          16            --         1,585
                                                       ------         ---           ---        ------
          Total mortgage-backed
            securities held to
            maturity....................    8.7%       $2,138         $16           $--        $2,154
                                                       ======         ===           ===        ======

                                                                MARCH 31, 2000
                                          -----------------------------------------------------------
                                          WEIGHTED
                                          AVERAGE     AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                            RATE        COST         GAINS         LOSSES      VALUE
                                          --------    ---------    ----------    ----------    ------
Mortgage-backed securities due:
  Less than five years..................    8.7%       $   40         $--           $--        $   40
  Within five to ten years..............    8.8           692          --            --           692
  After ten years.......................    7.2         2,087          34            --         2,121
                                                       ------         ---           ---        ------
          Total mortgage-backed
            securities held to
            maturity....................    7.7%       $2,819         $34           $--        $2,853
                                                       ======         ===           ===        ======

     Adjustable-rate mortgage-backed securities held to maturity had total amortized cost and fair value of $1,569 and $1,585, respectively, at March 31, 2001 and $2,087 and $2,121, respectively, at March 31, 2000.

     Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

     Mortgage-backed securities with a book value of approximately $444 and $560 were pledged as collateral for certain deposits in the "Deposit
Collateralization Bailee Program" at the Federal Home Loan Bank of Boston at March 31, 2001 and 2000, respectively.

     As a member of the Federal Home Loan Bank ("FHLB") system, the Company is required to maintain a minimum investment in FHLB stock. The current investment exceeds the required level at March 31, 2001. Any excess may be redeemed by the Company or called by the FHLB at par. At its discretion, the FHLB may declare dividends on this stock.

  Trading Securities

     The Company maintains an investment position in a venture-capital limited partnership, which is classified as a trading security.

(6) LOANS RECEIVABLE (DOLLARS IN THOUSANDS)

     The Company's lending activities are conducted principally in Massachusetts, Rhode Island and, to a lesser degree, in Connecticut. The Company grants one-to four-family and multifamily residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multifamily properties and commercial real estate properties. The ability and willingness of one-to four-family and multifamily residential and consumer

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES borrowers to honor their repayment commitments is generally dependent on real estate values and the level of overall economic activity within the borrowers' geographic areas. The ability and willingness of commercial, commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic areas and the general economy.

     The following is a comparative summary of loans receivable classified by type at March 31:

                                                          2001         2000
                                                       ----------    --------
Mortgage loans:
  Residential 1 - 4 family...........................  $  677,512    $671,586
  Multi-family.......................................       3,015       2,568
  Commercial real estate.............................      44,375      37,274
  Construction and land..............................      72,225      39,205
                                                       ----------    --------
          Total mortgage loans.......................     797,127     750,633
                                                       ----------    --------
Commercial loans.....................................      94,681      70,484
                                                       ----------    --------
Consumer loans and other loans:
  Home equity lines..................................      45,191      31,351
  Second mortgages...................................      61,759      51,488
  Other consumer loans...............................       9,665       8,616
                                                       ----------    --------
          Total consumer loans.......................     116,615      91,455
                                                       ----------    --------
Total loans receivable...............................   1,008,423     912,572
                                                       ----------    --------
Less:
  Allowance for loan losses..........................     (13,233)    (12,275)
  Undisbursed proceeds of construction mortgages in
     process.........................................     (19,445)    (11,983)
  Deferred loan origination costs, net...............       1,429         446
                                                       ----------    --------
                                                          (31,249)    (23,812)
                                                       ----------    --------
          Loans receivable, net......................  $  977,174    $888,760
                                                       ==========    ========

     At March 31, 2001 and 2000, mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements amounted to $1,531,300 and $1,594,696, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

     Loans placed on nonaccrual status totaled approximately $1,332 and $1,310 at March 31, 2001 and 2000, respectively.

     The following table summarizes information regarding the reduction of interest income on nonaccrual loans for the years ended March 31:

                                                              2001    2000    1999
                                                              ----    ----    ----
Income in accordance with original items....................  $127    $107    $231
Income recognized...........................................    81      78     194
                                                              ----    ----    ----
Foregone interest income during year........................  $ 46    $ 29    $ 37
                                                              ====    ====    ====

     At March 31, 2001, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired or nonaccrual.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     At March 31, 2001 and 2000, total impaired loans of $1,138 and $556 required impairment allowances of $193 and $228, respectively. All impaired loans have been measured using the fair value of the collateral method. The average recorded value of impaired loans was $847 during 2001 and $771 in 2000. The Company follows the same policy for recognition of income on impaired loans as it does for all other loans. Impaired loans of $798 and $244 were on nonaccrual at March 31, 2001 and 2000, respectively.

     The following table summarizes information regarding the reduction of interest income on impaired loans for the years ended March 31:

                                                         2001       2000       1999
                                                        -------    -------    -------
Income in accordance with original terms..............  $    77    $   114    $   227
Income recognized.....................................       46         75        122
                                                        -------    -------    -------
Foregone interest income during the year..............  $    31    $    39    $   105
                                                        =======    =======    =======

     An analysis of the allowance for loan losses for the years ended March 31 is as follows:

                                                         2001       2000       1999
                                                        -------    -------    -------
Balance at beginning of year..........................  $12,275    $12,016    $10,937
  Provision for loan losses...........................    1,200      1,200      1,200
  Charge-offs.........................................     (281)      (958)      (138)
  Recoveries..........................................       39         17         17
                                                        -------    -------    -------
Balance at end of year................................  $13,233    $12,275    $12,016
                                                        =======    =======    =======

     In the ordinary course of business, the Company makes loans to its directors, executive officers, and their related interests, at the same prevailing terms as those of other borrowers. The following is a summary of related party loan activity for the years ended March 31:

                                                         2001       2000       1999
                                                        -------    -------    -------
Balance, beginning of year............................  $   888    $   685    $   828
  Originations........................................      630        313         56
  Principal repayments................................     (222)      (110)      (199)
                                                        -------    -------    -------
Balance, end of year..................................  $ 1,296    $   888    $   685
                                                        =======    =======    =======

     Not included in the amounts stated above are unused portions of lines of credit. These amounted to $235 and $228 at March 31, 2001 and 2000, respectively.

     Loans with a book value of $9,841 and $8,973 were pledged as collateral for the "Deposit Collateralization Bailee Program" with the Federal Home Loan Bank of Boston at March 31, 2001 and March 31, 2000, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(7) SALE OF MORTGAGE LOANS (DOLLARS IN THOUSANDS)

     The following summarizes mortgage loan sales and the components of gain or
(loss) on sale of mortgage loans for the years ended March 31:

                                                     2001        2000         1999
                                                   --------    ---------    ---------
Gain (loss) on sale of mortgage loans:
  Cash proceeds from sales of loans..............  $119,677    $ 250,265    $ 630,044
  Buy-up (down) fees received, net...............        33           61         (272)
                                                   --------    ---------    ---------
  Net cash proceeds from sales of loans..........   119,710      250,326      629,772
  Principal balance of loans sold................  (119,719)    (251,768)    (631,107)
  Deferred origination (costs) fees recognized at
     time of sale................................      (451)      (1,331)      (1,480)
  Change in unrealized loss on mortgage loans
     held for sale...............................        --           --         (150)
  Capitalized mortgage servicing rights..........     1,043        1,821        5,011
                                                   --------    ---------    ---------
     Gain (loss) on sale of mortgage loans,
       net.......................................  $    583    $    (952)   $   2,046
                                                   ========    =========    =========

     The following is a summary of capitalized mortgage servicing rights for the years ended March 31:

                                                            2001       2000
                                                           -------    -------
Beginning balance........................................  $ 6,288    $ 6,537
Capitalized mortgage servicing rights....................    1,043      1,821
Amortization.............................................   (2,450)    (2,070)
                                                           -------    -------
Balance at March 31......................................  $ 4,881    $ 6,288
                                                           =======    =======

     Capitalized mortgage servicing rights are periodically evaluated for impairment. The balance of the valuation allowance amounted to $250 at of March 31, 2001 and 2000.

(8) OFFICE PROPERTIES AND EQUIPMENT (DOLLARS IN THOUSANDS)

     Office properties and equipment consist of the following at March 31:

                                                           2001        2000
                                                         --------    --------
Land...................................................  $  1,882    $  1,882
Office building and improvements.......................    20,368      19,542
Furniture, fixtures and equipment......................    14,520      13,052
Construction in progress...............................       139         945
                                                         --------    --------
                                                           36,909      35,421
Less accumulated depreciation..........................   (12,871)    (10,234)
                                                         --------    --------
                                                         $ 24,038    $ 25,187
                                                         ========    ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The Company leases certain office space under various non-cancelable operating leases. A summary of future minimum rental payments under such leases at March 31, 2001 follows:

                                                        MINIMUM RENTAL
YEAR ENDING MARCH 31,                                      EXPENSE
---------------------                                   --------------
2002..................................................      $  320
2003..................................................         278
2004..................................................         226
2005..................................................         226
2006..................................................         226
After 2006............................................       1,088

     Rent expense was $330, $181 and $127 for the years ended March 31, 2001, 2000 and 1999, respectively.

(9) DEPOSITS (DOLLARS IN THOUSANDS)

     Deposits at March 31 are as follows:

                                            WEIGHTED
                                            AVERAGE              2001                 2000
                                            RATES AT       -----------------    -----------------
                                         MARCH 31, 2001     AMOUNT       %       AMOUNT       %
                                         --------------    --------    -----    --------    -----
Money market...........................       4.08%        $ 53,075      7.5%   $ 36,094      5.4%
Business checking......................         --           71,419     10.1      57,729      8.7
Savings................................       1.75          102,884     14.5     102,167     15.4
NOW....................................       0.98           72,241     10.2      61,800      9.3
                                                           --------    -----    --------    -----
                                                            299,619     42.3     257,790     38.8
                                                           --------    -----    --------    -----
Certificates:
  Six months to one year...............       5.53          114,637     16.2     186,937     28.1
  Over one year........................       6.10          159,733     22.6     112,881     17.0
  Jumbo................................       4.93            7,876      1.1       7,532      1.1
  IRA & Keogh..........................       5.74           82,677     11.7      82,245     12.4
  Business statement...................       5.27              760      0.1       3,436      0.5
  7-91 day.............................       5.32           42,114      6.0      13,861      2.1
                                                           --------    -----    --------    -----
          Total certificate accounts...                     407,797     57.7     406,892     61.2
                                                           --------    -----    --------    -----
                                                           $707,416    100.0%   $664,682    100.0%
                                                           ========    =====    ========    =====

     At March 31, 2001 and 2000, the weighted average stated interest rate of deposits was 3.98% and 3.74%, respectively.

     The remaining contractual maturities of certificate accounts at March 31 are summarized as follows:

                                                              2001                 2000
                                                        -----------------    -----------------
                                                         AMOUNT       %       AMOUNT       %
                                                        --------    -----    --------    -----
Within twelve months..................................  $313,336     76.8%   $311,461     76.5%
More than thirteen months to thirty-six months........    88,936     21.8      90,543     22.3
Beyond thirty-six months..............................     5,525      1.4       4,888      1.2
                                                        --------    -----    --------    -----
                                                        $407,797    100.0%   $406,892    100.0%
                                                        ========    =====    ========    =====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     At March 31, 2001, the Company had $64,975 in certificate accounts in amounts of $100 or more maturing as follows:

                                                                     WEIGHTED
MATURITY PERIOD                                         AMOUNT     AVERAGE RATE
---------------                                         -------    ------------
Three months or less..................................  $18,686        5.56%
Over 3 through 6 months...............................   15,035        5.41
Over 6 through 12 months..............................   15,290        5.94
Over 12 months........................................   15,964        6.31
                                                        -------
Total.................................................  $64,975        5.80%
                                                        =======

     In the ordinary course of business, the Company accepts deposits from brokerage companies on behalf of their clients. These monies are invested in certificates of deposit. Brokered deposits amounted to $1,391 and $1,194 at March 31, 2001 and 2000, respectively.

     Interest expense on deposits consisted of the following for the years ended March 31:

                                                         2001       2000       1999
                                                        -------    -------    -------
Money market..........................................  $ 1,156    $   780    $   849
Regular and club......................................    1,777      1,743      1,875
NOW...................................................      637        558        498
Certificates..........................................   22,682     21,731     24,350
                                                        -------    -------    -------
                                                        $26,252    $24,812    $27,572
                                                        =======    =======    =======

(10) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (DOLLARS IN THOUSANDS)

     At March 31, 2001 and 2000, advances from the Federal Home Loan Bank of Boston ("FHLB") with a weighted average interest rate of 5.99% and 5.84%, respectively, mature as follows:

YEAR ENDING MARCH 31,                                      2001        2000
---------------------                                    --------    --------
  2001.................................................  $     --    $369,068
  2002.................................................   275,854      47,909
  2003.................................................   179,499      61,459
  2004.................................................    39,785      25,000
  2005.................................................    20,317     104,544
  After 2005...........................................   218,787          --
                                                         --------    --------
                                                         $734,242    $607,980
                                                         ========    ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     At March 31, 2001, the preceding totals include the following putable advances which are exercisable at the discretion of the FHLB:

           CONTRACTUAL
ADVANCE     MATURITY       PUT      EXERCISE             INTEREST
  DATE        DATE         DATE       TYPE    BALANCE      RATE
--------   -----------   --------   --------  --------   --------
 9/17/98     9/17/03      9/17/01   One Time  $ 25,000     4.99%
 1/19/99     1/20/09      1/21/03   One Time    15,000     4.98
 10/8/99     10/8/09      10/9/01   Quarterly   24,000     5.58
 2/16/00     2/16/10      2/19/02   Quarterly   10,000     6.47
 2/16/00     2/16/10      2/18/03   Quarterly   10,000     6.69
 11/8/00     11/8/05       5/8/01   Quarterly   45,000     5.97
12/20/00    12/20/10     12/20/01   Quarterly   15,000     4.95
  2/5/01      2/7/11       2/5/03   Quarterly   10,000     4.58
  3/5/01      3/7/11       6/5/01   Quarterly   30,000     3.99
                                              --------
                                              $184,000
                                              ========

     Of the $275,854 maturing between April 1, 2001 and March 31, 2002, $25,000 have an adjustable rate that reprice monthly based on the one month London Inter-Bank Offer Rate ("LIBOR").

     In accordance with the FHLB collateral requirements, a portion of the Bank's first mortgage loans on residential property and all otherwise unencumbered deposits and securities issued, insured or guaranteed by the United States government or an agency thereof, are pledged as collateral to secure such advances.

     The Bank has a $25,000 secured line of credit available and additional borrowing capacity of $153,656 with the FHLB at March 31, 2001.

     The Bank also had $80,522 at March 31,2001 and $171,682 at March 31, 2000 of other borrowings primarily consisting of reverse repurchase agreements with securities dealers that were collateralized by mortgage-backed securities. The following table shows information pertaining to these agreements for the years ended March 31:

                                                        2001        2000       1999
                                                      --------    --------    -------
Reverse repurchase agreements.......................  $ 80,000    $171,467    $55,092
Book value of pledged collateral....................    85,882     186,802     59,074
Fair value of pledged collateral....................    87,171     185,254     59,226
Maximum amount outstanding at any month end.........   172,003     191,538     73,065
Average amount outstanding during the year..........   140,451     105,559     49,861
Weighted average interest rate during the period....      6.36%       5.51%      5.28%
Weighted average interest rate at end of period.....      6.32        5.88       4.81

     The following table shows information pertaining to the maturity of these agreements for the years ended March 31:

YEAR ENDING MARCH 31,                                      2001        2000
---------------------                                     -------    --------
  2001..................................................  $    --    $171,467
  2002..................................................   80,000          --
                                                          -------    --------
                                                          $80,000    $171,467
                                                          =======    ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(11) LITIGATION

     Various legal proceedings are pending against the Company which have arisen out to the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position, the annual results of operations, or liquidity of the Company.

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (IN THOUSANDS)

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage interest-rate risk exposure. These financial instruments primarily include commitments to originate and sell loans, unadvanced lines of credit, and interest rate swap agreements. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company's involvement in these particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and unadvanced lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                            2001       2000
                                                           -------    -------
Financial instruments whose contractual amount represents
  credit risk:
  Commitments to originate loans to be sold..............  $41,285    $ 5,462
  Commitments to originate loans to be held in
     portfolio...........................................   17,633     52,805
  Unadvanced home equity lines of credit.................   54,213     40,794
  Unadvanced commercial lines of credit..................   34,432     19,635
  Unadvanced residential construction loans..............   19,445     11,983
Financial instruments whose contractual amount exceeds
  the amount of credit risk:
  Commitments to sell residential mortgage loans.........   69,575      7,264
Financial instruments whose notional amount exceeds the
  amount of credit risk:
  Interest rate swap agreements..........................   50,000     50,000

     At March 31, 2001 and 2000, commitments to originate loans to be sold with maturities ranging from 12 years to 30 years had interest rates ranging from 4.95% to 7.88% and 7.38% to 8.78%, respectively. Commitments to originate loans, unadvanced commercial lines of credit, unadvanced home equity lines of credit and unadvanced residential construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.

     Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     The Company also enters into contracts to sell mortgage loans in the secondary market. Risks arise from the possible inability of the Company to originate loans to fulfill these contracts, in which case the Company

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES would normally purchase loans or securities in the open market to deliver against these contracts. All loans are sold without recourse.

     In addition, the Company uses interest rate swap agreements as part of its interest-rate risk management strategy. Swaps are agreements in which the Company agrees with another party to exchange interest payments (e.g. fixed-rate for floating-rate payments) computed on a notional amount. The credit risk associated with swap agreements is the risk of default by the counterparty. To minimize this risk, the Company enters into swap agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's potential loss exposure.

(13) INCOME TAXES (DOLLARS IN THOUSANDS)

     Income tax expense for the years ended March 31 is summarized as follows:

                                                            2001      2000      1999
                                                           ------    ------    ------
Current income tax expense:
  Federal income tax.....................................  $4,512    $2,642    $3,107
  State income tax.......................................     374       178        96
                                                           ------    ------    ------
                                                            4,886     2,820     3,203
                                                           ------    ------    ------
Deferred income tax (benefit) expense:
  Federal income tax.....................................    (398)      841       531
  State income tax.......................................    (267)       28        84
                                                           ------    ------    ------
                                                             (665)      869       615
                                                           ------    ------    ------
Income tax expense.......................................  $4,221    $3,689    $3,818
                                                           ======    ======    ======

     The reasons for the differences between the effective tax rates and the statutory federal income tax rate for the years ended March 31 were as follows:

                                                            2001      2000      1999
                                                           ------    ------    ------
Statutory federal income tax rate........................    34.0%     34.0%     34.0%
  Items affecting federal income tax rate:
     State tax, net of federal benefit...................     0.5       1.1       1.1
     Appreciation of stock contributed to ESOP...........     0.7       0.3       1.6
     Earnings on Bank-Owned Life Insurance...............    (4.2)     (4.4)     (1.7)
     Other, net..........................................     0.5       0.1      (1.6)
                                                           ------    ------    ------
  Effective income tax rate..............................    31.5%     31.1%     33.4%
                                                           ======    ======    ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below:

                                                              2001      2000
                                                             ------    ------
Deferred tax assets:
  Accrued interest income..................................  $   31    $   40
  Deferred loan fees, net..................................     142       158
  Accrued stock awards.....................................     884     1,080
  Allowance for loan losses................................   5,322     4,803
  Contribution to the Foundation carryforward..............      --       377
  Unrealized loss on investments available for sale........      --     2,629
  Other....................................................      49        12
                                                             ------    ------
     Gross deferred tax asset..............................   6,428     9,099
                                                             ------    ------
Deferred tax liabilities:
  Depreciation.............................................     610       594
  Mortgage servicing rights................................   2,100     2,676
  Other....................................................      58       207
  Unrealized gain on investments available for sale........   1,767        --
                                                             ------    ------
     Gross deferred tax liability..........................   4,535     3,477
                                                             ------    ------
     Deferred income tax assets, net.......................  $1,893    $5,622
                                                             ======    ======

     The net deferred federal income tax asset of $1,893 at March 31, 2001 is supported by the potential recovery of taxes previously paid by the Company in the carryback period. Since there is no carryback provision for state purposes, management believes the existing net deductible temporary differences which give rise to the net deferred state income tax asset of $939 will reverse during periods in which the Company generates net taxable income.

     As a result of the Tax Reform Act of 1996, the special tax bad debt provisions were amended to eliminate the reserve method. However, the base year reserve of approximately $7,398 remains subject to recapture in the event that the Company pays dividends in excess of its earnings and profits or redeems its stock.

(14) PENSION PLAN AND OTHER BENEFITS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)

  Employee Stock Ownership Plan

     Effective January 15, 1997 the Company adopted the ESOP. The ESOP is designed to provide retirement benefits for eligible employees of the Bank. Because the ESOP invests primarily in the stock of the Company, it will also give eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the ESOP after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation.

     During January 1997, the Company issued a total of 697,010 shares to the trust administering the ESOP at a total purchase price of $6,970. The purchase was made from the proceeds of a $6,970 loan from FAB FUNDING CORPORATION, a wholly-owned subsidiary of the Company, bearing interest at the prime rate. The loan will be repaid over a period of approximately nine years, principally with funds from the Company's future contributions to ESOP, subject to IRS limitations. The Company recognized a charge to compensation and employee benefits expense of $1,064, $971, and $1,315 during fiscal years 2001, 2000, and 1999, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing after the completion of one year of credited service or immediately if service was terminated due to death, retirement, disability, or change in control. Dividends on both released and unreleased shares are credited to the participants' ESOP accounts.

     At March 31, 2001, shares held in suspense to be released annually as the loan is paid down amounted to 309,787. The fair value of unallocated ESOP shares was $4,650 at March 31, 2001. Dividends on allocated ESOP shares are charged to retained earnings, dividends on unallocated ESOP shares are charged to compensation and employee benefits expense and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

  1997 Stock-Based Incentive Plan

     On August 5, 1997, the Company's stockholders approved the SIP, which was subsequently amended, restated and approved by the stockholders in 1998. The objective of the SIP is to enable the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to encourage such persons to remain with the Company. The SIP acquired 348,286 shares in the open market at an average price of $20.78 per share. This acquisition represents deferred compensation which is initially recorded as a reduction in stockholders' equity and charged to compensation expense over the vesting period of the award.

     Awards are granted in the form of common stock held by the SIP and vest in five annual installments commencing one year from the date of the award. Recipients are entitled to all voting and other stockholder rights. As of March 31, 2001, 366 shares remain unallocated under the SIP. A summary of award activity follows:

                                                            NUMBER OF
                                                             SHARES
                                                            ---------
Balance at March 31, 1998.................................   330,007
  Granted.................................................    15,190
  Distributed.............................................   (65,808)
  Forfeited...............................................      (966)
                                                             -------
Balance at March 31, 1999.................................   278,423
  Granted.................................................     3,000
  Distributed.............................................   (68,846)
  Forfeited...............................................      (291)
                                                             -------
Balance at March 31, 2000.................................   212,286
  Granted.................................................     1,000
  Distributed.............................................   (69,318)
  Forfeited...............................................        --
                                                             -------
Balance at March 31, 2001.................................   143,968
                                                             =======

     Compensation expense in the amount of the fair value of the stock at the date of the grant, will be recognized over the applicable service period for the portion of each award that vests equally over a five-year period. The Company recognized $765, $1,253, and $2,065 in compensation and benefits expense for these awards during fiscal years 2001, 2000 and 1999, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  Stock Option Plans

     The Company adopted a stock option plan in 1997 as part of the SIP (the "1997 Plan") for officers, key employees and directors. The 1997 Plan was subsequently amended and restated in 1998. Pursuant to the terms of the 1997 Plan, the number of common shares reserved for issuance is 870,715, of which none remain unawarded. All options have been issued at not less than fair market value at the date of the grant. Options are exercisable in accordance with the terms of each individual's award agreement, however no option will be exercisable more than 10 years after the date of the grant. All stock options granted vest over a five year period from the date of the grant.

     In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). Pursuant to the terms of the 1998 Plan, the number of common shares reserved for issuance is 413,590, of which 171,403 remain unawarded. All options have been issued at not less than fair market value at the date of the grant and expire in 10 years from the date of the grant. Options are exercisable in accordance with the terms of each individual's award agreement, however no option will be exercisable more than 10 years after the date of the grant. All stock options granted vest over a five year period from the date of the grant.

     A summary of option activity follows:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Balance at March 31, 1998...........................    783,654        $18.50
  Granted...........................................     75,630         19.25
  Forfeited.........................................     (1,934)        18.50
                                                      ---------        ------
Balance at March 31, 1999...........................    857,350        $18.57
  Granted...........................................     20,000         19.25
  Expired...........................................       (388)        18.50
  Forfeited.........................................       (579)        18.50
                                                      ---------        ------
Balance at March 31, 2000...........................    876,383        $18.58
  Granted...........................................    235,494         12.94
  Forfeited.........................................     (2,000)        12.94
                                                      ---------        ------
Balance at March 31, 2001...........................  1,109,877        $17.39
                                                      =========        ======

A summary of options outstanding and exercisable by price range as of March 31 follows:

            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
--------------------------------------------   -------------------------
                     WEIGHTED       WEIGHTED                    WEIGHTED
 OUTSTANDING         AVERAGE        AVERAGE     EXERCISABLE     AVERAGE
    AS OF           REMAINING       EXERCISE       AS OF        EXERCISE
MARCH 31, 2001   CONTRACTUAL LIFE    PRICE     MARCH 31, 2001    PRICE
--------------   ----------------   --------   --------------   --------
    780,753         6.3 years        $18.50       465,938        $18.50

     55,630         7.3 years         19.25        22,252         19.25

     20,000         7.6 years         19.25         8,000         19.25

     10,000         8.3 years         19.25         2,000         19.25

     10,000         8.9 years         19.25         2,000         19.25

    233,494         9.7 years         12.94            --            --

  ---------         ---------        ------       -------        ------

  1,109,877         7.1 years        $17.39       500,190        $18.55

  =========         =========        ======       =======        ======

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            2001      2000      1999
                                                           ------    ------    ------
Net income as reported...................................  $9,164    $8,186    $7,621
Pro forma net income.....................................   8,869     8,046     7,375
Basic earning per share as reported......................    1.57      1.31      1.09
Diluted earnings per share as reported...................    1.56      1.31      1.09
Pro forma basic earnings per share.......................    1.51      1.29      1.06
Pro forma diluted earnings per share.....................    1.51      1.29      1.06

     The per share weighted average fair value of stock options granted during fiscal years 2001, 2000, and 1999 was $2.56, $1.55, and $2.80, respectively, determined by using the binomial option pricing model. All were adjusted for the non-exercisable vesting window. The following assumptions were inputs to the model:

                                                            2001      2000      1999
                                                           ------    ------    ------
Expected dividend yield..................................    2.66%     1.95%     1.25%
Risk-free interest rate..................................    5.05%     6.51%     5.46%
Expected volatility......................................   18.49%    23.95%    30.72%
Expected life in years...................................     7.1       7.5       8.5

  Pension Plan

     All eligible officers and employees of the Company, who have reached the age of twenty-one and completed one year of service, are included in a noncontributory, defined benefit pension plan (the "Pension Plan") provided by the Company. The Pension Plan is administered by Pentegra (the "Fund"). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer's experience. According to the Fund's administrators, as of June 30, 2000, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate.

     The Company's contribution to the pension plan was $785, $104 and $7 for the years ended March 31, 2001, 2000 and 1999.

  Postretirement Benefits

     On April 1, 1995, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. Under SFAS No. 106, the Company changed its method of accounting for postretirement benefits other than pensions from the pay-as-you-go method to the method of accruing these costs over employees' service periods. The effect of adopting SFAS No. 106 can be charged to expense immediately or spread over no more than the lesser of twenty years or the average life expectancy of the participants. The Company currently provides postretirement benefits for a limited number of retirees. The Company is amortizing the cumulative effect of this change of $71 over the average life expectancy of the participants, which is 10 years.

  Supplemental Retirement Plan

     In 1986, the Internal Revenue Service issued regulations that limit the benefits of certain individuals under qualified retirement plans. During 1993, the Company adopted a supplemental retirement plan which provides for certain Company executives to receive benefits upon retirement subject to certain limitations as

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES set forth in the plan. The Company's expense under this Plan was $268, $216 and $204 for the years ended March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, the Company holds restricted assets in an irrevocable grantor's trust with a cost basis of $2,899 and a market value of $2,631, of which $1,233 are common stock of the Company and are classified as treasury stock, and the remaining $1,398 are included in other assets and offset by an accrued liability of $2,665. These treasury shares are considered retired in the computation of earnings per share.

  Employee Tax Deferred Thrift Plan

     The Company has an employee tax deferred thrift plan (the "401k Plan") under which employee contributions to the 401k Plan are matched within certain limitations by the Company. Full-time employees are eligible to participate in the 401k Plan. The amounts matched by the Company are included in compensation and benefits expense. The amounts matched for the years ended March 31, 2001, 2000 and 1999 were $204, $192 and $126 respectively.

  Executive Officer Employment Agreements

     The Bank and the Company have entered into Employment Agreements with its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, two other Executive Vice Presidents and a Senior Vice President. The agreements generally provide for the continued payment of specified compensation and benefits for five years for the President and Chief Executive and Executive Vice President and Chief Operating Officer, and for two years for the other three executives. They also provide payments for the remaining term of the agreement after the officers are terminated, unless the termination is for "cause" as defined in the Employment Agreement. In the event of a change in control, as defined in the agreements, payments will also be provided to the officer upon voluntary or involuntary termination. In addition, the Bank entered into change in control agreements with certain other executives which provide for the payment, under certain circumstances, to the executive upon the executives termination after a change in control, as defined in their change in control agreements.

  Employee Severance Compensation Plan

     The Bank established the First Federal Savings Bank of America Employee Severance Compensation Plan (the "Plan") on January 15, 1997. The Plan provides eligible employees with severance pay benefits in the event of a change in control of the Bank or Company. Generally, employees are eligible to participate in the Plan if they have completed at least one year of service with the Bank and are not eligible to receive benefits under the executive officer employment agreements. The Plan provides for the payment, under certain circumstances, of lump-sum amounts upon termination following a change in control, as defined in the Plan.

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS (DOLLARS IN THOUSANDS)

     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include real estate acquired by foreclosure, the deferred income tax asset, office properties and equipment, and core deposit and other intangibles. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

Because no actual market exists for some of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

     The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

  Cash on Hand and Due from Banks

     The fair values for cash on hand and due from banks approximate the carrying amount as reported in the balance sheet.

  Short-term Investments

     The fair values for short-term investments approximate the carrying amount as reported because of the short-term nature of these financial instruments.

  Investment and Mortgage-backed Securities

     Fair values for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Mortgage Loans Held for Sale

     Fair values for mortgage loans held for sale are based on quoted market prices. Commitments to originate loans and forward commitments to sell loans have been considered in the value of mortgage loans held for sale.

  Loans

     The fair values of loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.

  Accrued Interest Receivable

     The fair value of accrued interest receivable approximates its carrying amount as reported in the balance sheet because of the short-term nature of these financial instruments.

  Stock in FHLB of Boston

     The fair value for FHLB stock approximates the carrying amount as reported in the balance sheet. If redeemed, the Company expects to receive an amount equal to the par value of the stock.

  Deposits and Advance Payments by Borrowers for Taxes and Insurance

     The fair values of demand deposits (e.g., NOW, business checking, savings accounts, certain types of money market accounts and advance payments by borrowers for taxes and insurance) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow technique that applies interest rates

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

  FHLB Advances

     The fair value of FHLB overnight advances approximates their carrying value due to their short term nature. All other advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

  Other Borrowings

     Other borrowings consist primarily of reverse repurchase agreements with securities dealers. The fair value of other borrowings are estimated using a discounted cash flow technique that applies interest rates currently being offered on reverse repurchase agreements to a schedule of aggregated expected monthly maturities on other borrowings.

  Accrued Interest Payable

     The fair value of accrued interest payable approximates its carrying amount as reported in the balance sheet because of the short-term nature of these financial instruments.

  Interest Rate Swap Agreements

     The fair value of the off-balance sheet interest rate swap agreements is the net of the present values of the pay fixed/receive floating payments, discounted at current swap rates for the appropriate remaining term of the existing swaps.

  Other Off-balance Sheet Instruments

     Fair values for the Company's off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The difference between the fair value of commitments to originate loans and their book value is considered to be immaterial based on a comparison to current offering rates for similar loan products. The contractual value of commitments to sell loans was considered in determining the fair value of loans held for sale. The Company's commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates, and therefore, there is no fair value adjustment.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at March 31 are as follows:

                                                          2001                    2000
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
Financial assets:
  Cash on hand and due from banks...............  $ 23,013    $ 23,013    $ 20,720    $ 20,720
  Short-term investments........................       200         200         250         250
  Mortgage loans held for sale..................    39,103      39,103       3,417       3,417
  Investment in trading securities..............       815         815         587         587
  Investment securities available for sale......     7,837       7,837       5,643       5,643
  Mortgage-backed securities available..........   501,230     501,230     543,627     543,627
  Mortgage-backed securities held to maturity...     2,138       2,154       2,819       2,853
  Stock in FHLB of Boston.......................    40,369      40,369      30,928      30,928
  Loans receivable, net.........................   977,174     993,357     888,760     870,084
  Accrued interest receivable...................     7,928       7,928       7,018       7,018

Financial liabilities:
  Deposits......................................  $707,416    $710,876    $664,682    $664,240
  FHLB advances and other borrowings............   814,764     828,768     779,662     773,869
  Advance payments by borrowers for taxes and
     insurance..................................     5,868       5,868       5,984       5,984
  Accrued interest payable......................     5,997       5,997       4,620       4,620

Off-balance sheet:
  Interest rate swap agreements.................        --        (743)         --         340

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(16) PARENT COMPANY ONLY FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

     The following are the condensed financial statements for FIRSTFED AMERICA BANCORP, INC. (the "Parent Company") only at March 31:

Balance Sheet

                                                           2001        2000
                                                         --------    --------
                        ASSETS
Cash and amounts due from banks........................  $    153    $  1,146
Investment in trading securities.......................       815         587
Investment securities available for sale (amortized
  cost of $5,798 and $6,256)...........................     6,062       3,908
Investment in subsidiaries, at equity..................   111,753     103,655
Deferred tax asset.....................................     1,518       2,342
                                                         --------    --------
          Total assets.................................  $120,301    $111,638
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings..................................  $    327    $     --
Accrued expenses and other liabilities.................     8,416       9,933
                                                         --------    --------
          Total liabilities............................     8,743       9,933
Stockholders' equity...................................   111,558     101,705
                                                         --------    --------
          Total liabilities and stockholders' equity...  $120,301    $111,638
                                                         ========    ========

Statement of Operations

                                                        2001       2000        1999
                                                       -------    -------    --------
Income:
  Dividends received from subsidiaries...............  $ 5,750    $ 5,550    $ 21,000
  Interest and dividend income.......................      152        119         357
  Gain on sale of securities.........................       --         --           8
  Other non-interest income (expense)................      128        293          (5)
                                                       -------    -------    --------
                                                         6,030      5,962      21,360
                                                       -------    -------    --------
Expenses:
  Interest expense...................................       52         --          --
  Non-interest expense...............................      468        355         510
  Income tax (benefit) expense.......................     (103)        30         (70)
                                                       -------    -------    --------
                                                           417        385         440
                                                       -------    -------    --------
Income before equity in net income of subsidiaries...    5,613      5,577      20,920
Equity in undistributed net income (loss) of
  subsidiaries.......................................    3,551      2,609     (13,299)
                                                       -------    -------    --------
Net income...........................................  $ 9,164    $ 8,186    $  7,621
                                                       =======    =======    ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

Statement of Cash Flows

                                                        2001       2000        1999
                                                       -------    -------    --------
Net cash flows from operating activities:
  Net income.........................................  $ 9,164    $ 8,186    $  7,621
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Amortization of premiums on investments and
       mortgage-backed securities available for
       sale..........................................       --         --          19
     (Gain) on sales of investment securities
       available
       for sale......................................       --         --          (9)
     Equity in undistributed earnings of
       subsidiaries..................................   (3,551)    (2,609)     13,299
     Appreciation in fair value of ESOP shares.......      290        196         541
     Unrealized (gain) loss on trading securities....     (128)      (293)          5
     Decrease in accrued interest receivable.........       --         --          33
     Decrease in prepaid expenses and other assets...       --         --       1,128
     Increase (decrease) in accrued expenses and
       other liabilities.............................   (1,517)      (681)     (1,065)
                                                       -------    -------    --------
          Net cash provided by operating
            activities...............................    4,258      4,799      21,572
                                                       -------    -------    --------
Cash flow from investing activities:
  Purchase of trading securities.....................     (100)      (200)       (100)
  Purchase of investment securities available for
     sale............................................     (142)        --      (3,845)
  Principal paydowns on mortgage-backed securities
     available for sale..............................       --         --         583
  Maturities of investment securities available for
     sale............................................       --         --       4,000
  Proceeds from sales of mortgage-backed securities
     available for sale..............................       --         --       3,888
  Change in investment in subsidiaries...............    1,286       (196)        199
                                                       -------    -------    --------
  Net cash provided by (used in) investing
     activities......................................    1,044       (396)      4,725
                                                       -------    -------    --------
Cash flow from financing activities:
  Net increase in short-term borrowings..............      327         --          --
  Cash dividends paid................................   (2,386)    (1,808)     (1,151)
  Payments to acquire treasury shares................   (6,296)    (5,271)    (28,759)
  Payments to acquire stock-based incentive plan
     shares..........................................       --         --      (2,502)
  Reduction in unearned 1997 stock-based incentive
     plan shares.....................................    1,286      1,277       1,217
  Reduction in allocated ESOP shares.................      774        774         773
                                                       -------    -------    --------
          Net cash used in financing activities......   (6,295)    (5,028)    (30,422)
                                                       -------    -------    --------
          Net decrease in cash and cash
            equivalents..............................     (993)      (625)     (4,125)
Cash and cash equivalents at beginning of year.......    1,146      1,771       5,896
                                                       -------    -------    --------
Cash and cash equivalents at end of year.............  $   153    $ 1,146    $  1,771
                                                       =======    =======    ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summaries of consolidated operating results on a quarterly basis for the year ended March 31 follows:

                                                2001 QUARTERS                           2000 QUARTERS
                                    -------------------------------------   -------------------------------------
                                    FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest and dividend income......  $28,855   $29,044   $28,826   $27,350   $25,439   $24,116   $22,690   $21,576
Interest expense..................   20,066    20,670    20,088    18,571    17,023    15,983    14,737    14,028
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net interest income...............    8,789     8,374     8,738     8,779     8,416     8,133     7,953     7,548
Provision for loan losses.........      300       300       300       300       300       300       300       300
Non-interest income...............    2,416     2,164     2,412     1,966     1,986     1,627     1,495     1,426
Non-interest expense..............    7,266     7,142     7,647     6,998     6,675     6,280     6,303     6,250
                                    -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes........    3,639     3,096     3,203     3,447     3,427     3,180     2,845     2,424
Income tax expense................    1,174       966     1,007     1,074     1,066       979       922       722
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net income........................  $ 2,465   $ 2,130   $ 2,196   $ 2,373   $ 2,361   $ 2,201   $ 1,923   $ 1,702
                                    =======   =======   =======   =======   =======   =======   =======   =======
Basic earnings per share..........  $  0.43   $  0.37   $  0.37   $  0.40   $  0.39   $  0.35   $  0.30   $  0.27
                                    =======   =======   =======   =======   =======   =======   =======   =======
Diluted earnings per share........  $  0.43   $  0.37   $  0.37   $  0.40   $  0.39   $  0.35   $  0.30   $  0.27
                                    =======   =======   =======   =======   =======   =======   =======   =======