Form 10-Q
period 2001-06-30
FIRSTFED AMERICA BANCORP INC
filed 2001-08-13
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______ TO _____

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

                                 Yes (X)    No ( )

      As of August 3, 2001 there were 6,220,249 shares of the Registrant's
                           Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                            PAGE
                                                                                                            ----

PART I   FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2001 (unaudited) and March 31, 2001                   2

             Consolidated Statements of Operations for the three months ended June 30, 2001
             (unaudited) and 2000 (unaudited)                                                                 3

             Consolidated Statements of Changes in Stockholders' Equity for the three
             months ended June 30, 2001 (unaudited)                                                           4

             Consolidated Statements of Cash Flows for the three months ended June 30, 2001
             (unaudited) and 2000 (unaudited)                                                                 5

             Notes to Unaudited Consolidated Financial Statements                                             7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            8

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      16

PART II  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                               17

    Item 2.  Changes in Securities and Use of Proceeds                                                       17

    Item 3.  Default Upon Senior Securities                                                                  17

    Item 4.  Submission of Matters to a Vote of Security Holders                                             17

    Item 5.  Other Information                                                                               17

    Item 6.  Exhibits and Reports on Form 8-K                                                                17

SIGNATURES                                                                                                   18


                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           JUNE 30,        MARCH 31,
                                          ASSETS                             2001            2001
                                                                             ----            ----
                                                                                  (UNAUDITED)
  Cash on hand and due from banks                                       $    23,495       $    23,013
  Short-term investments                                                     28,295               200
                                                                        -----------       -----------
      Total cash and cash equivalents                                        51,790            23,213
  Mortgage loans held for sale                                               41,205            39,103
  Investment in trading securities, at fair value                               871               815
  Investment securities available for sale, at fair value
      (amortized cost of $21,323 and $6,405)                                 22,610             7,837
  Mortgage-backed securities available for sale, at fair value
      (amortized cost of $565,436 and $498,344)                             567,459           501,230
  Mortgage-backed securities held to maturity
      (fair value of $1,736 and $2,154)                                       1,724             2,138
  Stock in Federal Home Loan Bank of Boston, at cost                         40,369            40,369
  Loans receivable, net
      (net of allowance for loan losses of $13,521 and $13,233)             940,300           977,174
  Accrued interest receivable                                                 8,346             7,928
  Mortgage servicing rights                                                   5,441             4,881
  Office properties and equipment, net                                       23,504            24,038
  Real estate owned                                                             175               175
  Bank-Owned Life Insurance                                                  34,224            33,764
  Goodwill                                                                    1,122             1,145
  Prepaid expenses and other assets                                           8,522             7,255
                                                                        -----------       -----------
                      Total assets                                      $ 1,747,662       $ 1,671,065
                                                                        ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Deposits                                                          $   730,310       $   707,416
      FHLB advances and other borrowings                                    869,818           814,764
      Advance payments by borrowers for taxes and insurance                   5,400             5,868
      Accrued interest payable                                                5,826             5,997
      Other liabilities                                                      22,711            25,462
                                                                        -----------       -----------
                      Total liabilities                                   1,634,065         1,559,507
                                                                        -----------       -----------

  Stockholders' equity:
      Common stock                                                               87                87
      Additional paid-in capital                                             85,715            85,585
      Retained earnings                                                      72,461            70,048
      Accumulated other comprehensive income                                  2,022             2,551
      Unallocated ESOP shares                                                (3,098)           (3,098)
      Unearned stock incentive plan                                          (2,924)           (2,998)
      Treasury stock                                                        (40,666)          (40,617)
                                                                        -----------       -----------
                      Total stockholders' equity                            113,597           111,558
                                                                        -----------       -----------
                      Total liabilities and stockholders' equity        $ 1,747,662       $ 1,671,065
                                                                        ===========       ===========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE THREE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                    ----              ----
                                                                                        (UNAUDITED)
  Interest and dividend income:
      Loans                                                                     $    18,938       $    18,045
      Investment securities                                                             283                97
      Mortgage-backed securities                                                      8,156             8,605
      Federal Home Loan Bank stock                                                      629               603
                                                                                -----------       -----------
                Total interest and dividend income                                   28,006            27,350
                                                                                -----------       -----------
  Interest expense:
      Deposits                                                                        6,708             6,213
      Borrowed funds                                                                 12,175            12,358
                                                                                -----------       -----------
                Total interest expense                                               18,883            18,571
                                                                                -----------       -----------
                Net interest income before provision for loan losses                  9,123             8,779
  Provision for loan losses                                                             300               300
                                                                                -----------       -----------
                Net interest income after provision for loan losses                   8,823             8,479
                                                                                -----------       -----------
  Non-interest income:
      Service charges on deposit accounts                                               452               341
      Loan servicing income                                                             327               374
      Insurance commission income                                                       254               245
      Trust fee income                                                                  343               161
      Earnings on Bank-Owned Life Insurance                                             460               400
      Gain on sale of mortgage loans, net                                               873                18
      Gain on sale of investment securities available for sale                          750                --
      Other income                                                                      507               427
                                                                                -----------       -----------
                Total non-interest income                                             3,966             1,966
                                                                                -----------       -----------
  Non-interest expense:
      Compensation and employee benefits                                              4,643             4,308
      Office occupancy and equipment                                                  1,083             1,064
      Data processing                                                                   499               396
      Advertising and business promotion                                                267               333
      Federal deposit insurance premiums                                                 33                33
      Other expense                                                                     930               864
                                                                                -----------       -----------
                Total non-interest expense                                            7,455             6,998
                                                                                -----------       -----------
                Income before income tax expense                                      5,334             3,447
  Income tax expense                                                                  1,837             1,074
                                                                                -----------       -----------
                Net income before cumulative effect of accounting change              3,497             2,373
  Cumulative effect of change in accounting for derivative
      instruments and hedging activities, net of $237 tax benefit                      (461)               --
                                                                                -----------       -----------
                Net income                                                      $     3,036       $     2,373
                                                                                ===========       ===========

  Basic earnings per share before cumulative effect of accounting change        $      0.61       $      0.40
  Cumulative effect of accounting change                                              (0.08)               --
                                                                                -----------       -----------
  Basic earnings per share                                                      $      0.53             $0.40
                                                                                ===========       ===========

  Diluted earnings per share before cumulative effect of accounting change      $      0.61       $      0.40
  Cumulative effect of accounting change                                              (0.08)               --
                                                                                -----------       -----------
  Diluted earnings per share                                                    $      0.53       $      0.40
                                                                                ===========       ===========

  Weighted average shares outstanding - basic                                     5,708,416         5,975,878
                                                                                ===========       ===========
  Weighted average shares outstanding - diluted                                   5,764,100         5,975,878
                                                                                ===========       ===========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 UNEARNED
                                                                                                   1997
                                                                       ACCUMULATED                STOCK-
                                                                          OTHER                   BASED
                                               ADDITIONAL             COMPREHENSIVE UNALLOCATED INCENTIVE                 TOTAL
                                        COMMON  PAID-IN   RETAINED       INCOME        ESOP     PLAN (SIP)   TREASURY  STOCKHOLDERS'
                                        STOCK   CAPITAL   EARNINGS       (LOSS)       SHARES      SHARES      STOCK       EQUITY
                                       ------- --------- ----------   ------------- ----------- ---------- ----------  -------------
Balance at March 31, 2001               $ 87   $ 85,585   $ 70,048       $ 2,551   $ (3,098)    $ (2,998)  $ (40,617)    $111,558
  Earned SIP stock awards                  -        (5)          -             -          -           74           -           69
  Earned ESOP shares charged to
    expense                                -        135          -             -          -            -           -          135
  Cash dividends declared and
    paid ($0.10 per share)                 -          -      (623)             -          -            -           -         (623)
  Common stock acquired for
    certain employee benefit
    plans (3,031 shares at
    an average price of $16.09
    per share)                             -          -          -             -          -            -         (49)         (49)
  Comprehensive income:
    Net income                             -          -      3,036             -          -            -           -        3,036
    Other comprehensive income,
      net of tax
      Unrealized holding gains
        (losses) on available for
        sale securities                    -          -          -          (259)         -            -           -            -
      Reclassification adjustment
        for losses (gains) included
        in net income                      -          -          -          (750)         -            -           -            -
                                                                        --------
       Net unrealized (losses) gains       -          -          -        (1,009)         -            -           -            -
       Tax effect                          -          -          -           480          -            -           -            -
                                                                        --------
       Net-of-tax effect                   -          -          -         (529)          -            -           -         (529)
                                                                                                                         --------
     Total comprehensive income            -          -          -             -          -            -           -        2,507
                                        ----   --------   --------       -------    --------     --------   ---------    --------
Balance at June 30, 2001                $ 87   $ 85,715   $ 72,461       $ 2,022    $ (3,098)    $ (2,924)  $ (40,666)   $113,597
                                        ====   ========   ========       =======    ========     ========   =========    ========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS
                                                                                  ENDED JUNE 30,
                                                                            ------------------------
                                                                               2001           2000
                                                                               ----           ----
  Cash flows from operating activities:
      Net income                                                           $   3,036       $   2,373
      Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
            Amortization (accretion) of:
                Premium (discount) on investment and
                   mortgage-backed securities                                     20            (172)
                Deferred loan origination fees (costs)                          (377)              2
                Mortgage servicing rights                                        649             611
                Goodwill                                                          23              21
            Provision for loan losses                                            300             300
            Gains on sales of:
                Mortgage loans                                                  (611)            (18)
                Investment securities available for sale                        (750)             --
            Net proceeds from sales of mortgage loans                        136,294          11,839
            Origination of mortgage loans held for sale                     (138,994)        (13,294)
            Earnings on Bank-Owned Life Insurance                               (460)           (400)
            Unrealized (gain) loss on trading securities                         117             (65)
            Depreciation of office properties and equipment                      589             664
            Appreciation in fair value of ESOP shares                            135              23
            Earned SIP shares                                                     69              64
            Increase or decrease in:
                Accrued interest receivable                                     (418)           (618)
                Fair value of commitments to originate and sell
                   mortgage loans held for sale                                 (262)             --
                Other assets                                                    (526)          1,220
                Accrued interest payable                                        (171)          1,080
                Other liabilities                                             (2,751)         (2,414)
                                                                           ---------       ---------
                  Net cash (used in) provided by operating activities      $  (4,088)      $   1,216
                                                                           ---------       ---------







                                                                  (Continued)

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                             ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                         2001            2000
                                                                                         ----            ----
  Cash flows from investing activities:
      Purchase of investment securities available-for-sale                          $   (14,921)      $        --
      Purchase of trading securities                                                       (173)             (100)
      Purchase of mortgage-backed securities available-for-sale                        (121,693)               --
      Payments received on mortgage-backed securities
         available for sale                                                              54,582            22,967
      Proceeds from sale of investment securities
         available-for-sale                                                                 753                --
      Payments received on mortgage-backed securities
          held to maturity                                                                  413               109
      Purchase of Federal Home Loan Bank stock                                               --            (2,684)
      Net decrease (increase) in loans                                                   36,951           (90,025)
      Purchases of office properties and equipment                                          (55)             (561)
                                                                                    -----------       -----------
                Net cash used in investing activities                                   (44,143)          (70,294)
                                                                                    -----------       -----------
  Cash flows from financing activities:
      Net increase in deposits                                                           22,894            14,288
      Proceeds from FHLB advances and other borrowings                                  367,391         1,351,338
      Repayments on FHLB advances and other borrowings                                 (312,337)       (1,291,503)
      Net change in advance payments by borrowers for
         taxes and insurance                                                               (468)             (372)
      Cash dividend paid                                                                   (623)             (476)
      Payments to acquire common stock for treasury stock                                   (49)             (968)
                                                                                    -----------       -----------
                Net cash provided by financing activities                                76,808            72,307
                                                                                    -----------       -----------
  Net increase in cash and cash equivalents                                              28,577             3,229
  Cash and cash equivalents at beginning of year                                         23,213            20,970
                                                                                    -----------       -----------
  Cash and cash equivalents at end of quarter                                       $    51,790       $    24,199
                                                                                    ===========       ===========

  Supplemental disclosures of cash flow information:
      Cash paid during the year for:
         Interest                                                                   $    19,054       $    17,491
                                                                                    ===========       ===========
         Income taxes                                                               $     2,630       $     2,671
                                                                                    ===========       ===========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"), and its 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"). The remaining 35% interest of the Trust Company is held by M/D Trust, LLC, a minority owner. The Bank includes its wholly-owned subsidiaries, FIRSTFED MORTGAGE CORPORATION, FIRSTFED INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION.

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2002.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 2001.

(2) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recognized an after-tax loss from the cumulative effect of adoption of $461,000, or $0.08 per share, representing the initial adjustment to fair value of certain derivative instruments, including a pre-tax adjustment of $743,000 related to interest rate swaps designed to reduce its exposure to interest rate changes, partially offset by a pre-tax adjustment of $45,000 related to commitments to originate and sell mortgage loans for sale that hedge its secondary market activities. Changes to the fair value of derivative instruments will be recognized in non-interest income each quarter, and pre-tax income of $288,000, or approximately $0.03 per share, was recognized for the first quarter of fiscal year 2002.

(3) IMPACT OF RECENT ACCOUNTING STANDARDS

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which requires that goodwill will no longer be amortized to earnings subsequent to adoption, but will instead be periodically reviewed for impairment. The Company will adopt SFAS No. 142 on April 1, 2002. At June 30, 2001, the Company had $1.1 million of goodwill on its balance sheet with an annual amortization rate of approximately $92,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The Company's results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and non-interest income including service charges on deposit accounts, loan servicing income, revenue from the Trust Company and Agency operations, earnings on Bank-Owned Life Insurance ("BOLI"), gains on sale of loans and investment securities, and other income. The Company's non-interest expense consists of compensation and employee benefits, office occupancy and equipment expense, data processing expense, advertising and business promotion, federal deposit insurance premiums, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

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

     Subject to applicable laws and regulations, the Company does not undertake
- and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              RESULTS OF OPERATIONS

OVERVIEW

     Net income was $3.5 million before the cumulative effect of adoption of SFAS No. 133 for the first quarter of fiscal year 2002, an increase of $1.1 million, or 47.4%, from net income of $2.4 million for the first quarter of fiscal year 2001. After the cumulative effect of adoption of SFAS No. 133, net income was $3.0 million for the first quarter of fiscal year 2002. Income before income tax expense increased $1.9 million, or 54.7%, to $5.3 million for the first quarter of fiscal year 2002 as compared to the first quarter of fiscal year 2001, the net result of increases in net interest income of $344,000, non-interest income of $2.0 million and non-interest expense of $457,000.

     Basic and diluted earnings per share ("EPS") was $0.61 before the cumulative effect of adoption of SFAS No. 133 for the first quarter of fiscal year 2002, an increase of 53% from $0.40 per share for the comparable quarter of fiscal year 2001. After the cumulative effect of adoption of SFAS No. 133, EPS was $0.53 for the first quarter of fiscal year 2002. The growth in EPS was caused by the growth in net income, and a reduction in shares outstanding primarily as a result of the Company's stock repurchases.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $344,000, or 3.9%, to $9.1 million for the first quarter of fiscal year 2002 from $8.8 million for the first quarter of fiscal year 2001, primarily due to growth in loans receivable funded by increases in deposits and FHLB advances and other borrowings. The net interest rate spread and net interest margin were 1.90% and 2.29% for the first quarter of fiscal year 2002, compared to 2.01% and 2.33%, respectively, for the first quarter of fiscal year 2001.

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is a function of both the relative amounts of interest earning assets and interest-bearing liabilities, and the interest rates earned or paid on them. Income from BOLI is excluded from interest income, and the BOLI cash value balances are excluded from interest earning assets.

     The following table sets forth certain information relating to the Company for the three months ended June 30, 2001 and 2000. The average yields and costs are derived by dividing interest income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums and discounts, which are considered adjustments to yields.

                                                                        FOR THE THREE MONTHS ENDED JUNE 30,

                                              --------------------------------------------------------------------------------------
                                                                 2001                                         2000
                                              -------------------------------------------  -----------------------------------------
                                                                              AVERAGE                                     AVERAGE
                                                  AVERAGE                      YIELD/          AVERAGE                     YIELD/
                                                  BALANCE       INTEREST        COST           BALANCE        INTEREST      COST
                                              -------------------------------------------  -----------------------------------------
                                                        (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
         mortgage loans held for sale (1)          $1,004,677    $18,938        7.54%           $931,318      $18,045       7.75%
      Investment securities (2)                        67,561        912        5.41              40,802          700       6.88
      Mortgage-backed securities (3)                  522,775      8,156        6.24             537,459        8,605       6.40
                                              -------------------------------------------  -----------------------------------------
           Total interest-earning assets            1,595,013     28,006        7.02           1,509,579       27,350       7.25
                                                              ---------------------------                   ------------------------
     Noninterest-earning assets                       104,049                                    101,699
                                              ----------------                             -----------------
           Total assets                            $1,699,062                                 $1,611,278
                                              ================                             =================
Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                  $ 637,521      6,708        4.22            $607,103        6,213       4.10
      FHLB advances and other borrowings
                                                      841,228     12,175        5.81             815,656       12,358       6.08
                                              -------------------------------------------  -----------------------------------------
           Total interest-bearing liabilities       1,478,749     18,883        5.12           1,422,759       18,571       5.24
                                                              ---------------------------                   ------------------------
     Noninterest-bearing liabilities (5)              101,214                                     85,750
                                              ----------------                             -----------------
           Total liabilities                        1,579,963                                  1,508,509
     Stockholders' equity                             119,099                                    102,769
                                              ----------------                             -----------------
              Total liabilities and
                stockholders' equity               $1,699,062                                 $1,611,278
                                              ================                             =================

Net interest rate spread (6)                                      $9,123        1.90%                          $8,779       2.01%
                                                              ===========================                   ========================
Net interest margin (7)                                                         2.29%                                       2.33%
                                                                            =============                                ===========
Ratio of interest-earning assets to
interest-bearing liabilities                          107.86%                                     106.10%
                                              ================                             =================

-----------

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

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses remained unchanged at $300,000 for the first quarters of fiscal years 2002 and 2001. The allowance for loan losses was $13.5 million, or 1.42% of loans receivable at June 30, 2001, compared to $13.2 million, or 1.34% of loans receivable at March 31, 2001.

     The provision for loan losses is based on management's assessment of the loan loss reserve level, the existing loan portfolio, current market conditions, and the volume and mix of new originations. To the extent the

Company experiences further increases in the overall balance of its loan portfolio or increases its concentrations of loans which bear a higher degree of risk than one-to-four family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

     For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition - Asset Quality."

NON-INTEREST INCOME

     Non-interest income increased $2.0 million, or 101.7% to $4.0 million for the first quarter of fiscal year 2002 from $2.0 million for the first quarter of fiscal year 2001. This increase was primarily attributable to increases of $855,000 in gain on sale of mortgage loans, $750,000 in gain on sale of investment securities available for sale, $182,000 in trust fee income and $111,000 in service charges on deposit accounts.

     The increase in gain on sale of mortgage loans included an increase of $593,000 in net gain on sale of loans in the secondary market for the first quarter of fiscal year 2002 as compared to the first quarter of fiscal year 2001, due to a higher volume of fixed rate loans originated for sale and more favorable loan pricing, and a $262,000 change in fair value of derivative instruments utilized in secondary market hedging activities following the adoption of SFAS No. 133 on April 1, 2001. Management of the Company believes that the adoption of SFAS No. 133 will introduce the potential for greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time.

     The increase in trust fee income was due to continued growth at the Trust Company, which opened in February 2000. The increase in service charges on deposit accounts was due primarily to a higher fee rate structure.

NON-INTEREST EXPENSE

     Non-interest expense increased $457,000, or 6.5%, to $7.5 million for the first quarter of fiscal year 2002 from $7.0 million for the first quarter of fiscal year 2001. This increase was primarily attributable to increases of $335,000 in compensation and benefits and $103,000 in data processing costs. The increase in compensation and benefits was due primarily to the accounting impact of an increase in the market price of FIRSTFED stock held by certain employee benefits plans.

INCOME TAXES

     Income tax expense increased $763,000, or 71.0%, to $1.8 million for the first quarter of fiscal year 2002 from $1.1 million for the first quarter of fiscal year 2001, due primarily to increased income before income tax expense. The Company's effective tax rate increased to 34.4% for the first quarter of fiscal year 2002, from 31.2% for the first quarter of fiscal year 2001.

                               FINANCIAL CONDITION

OVERVIEW

     Total assets at June 30, 2001 were $1.748 billion, an increase of $76.6 million, or 4.6%, compared to $1.671 billion at March 31, 2001. Asset growth was primarily attributable to increases of $66.2 million in mortgage-backed securities available for sale, $28.1 million in short-term investments, and $14.8 million in investment securities available for sale, partially offset by a decrease of $36.9 million in loans receivable, net. The decrease in loans receivable, net, reflected high mortgage refinancing activity, partially offset by growth in the commercial and consumer portfolios. Balance sheet growth was primarily funded by increases of $55.1 million in FHLB advances and other borrowings and $22.9 million in deposit balances during the first quarter of fiscal year 2002. The increase in deposits included increases of $12.9 million in certificate accounts and $10.0 million in demand and savings accounts.

     Total stockholders' equity increased $2.0 million, or 1.8%, to $113.6 million at June 30, 2001, from $111.6 million at March 31, 2001. The increase was due primarily to $3.0 million in net income, partially offset by $623,000 in dividends paid to stockholders, and a $529,000 reduction in the fair market value of available for sale securities, net of tax. The stockholders' equity to assets ratio was 6.50% at June 30, 2001, compared to 6.68% at March 31, 2001. Book value per share increased 1.5% to $19.86 at June 30, 2001 from $19.57 at March 31, 2001. Return on average stockholders' equity increased to 10.22% for the first quarter of fiscal year 2002 as compared to 9.26% for the first quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans and securities, FHLB advances, and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition.

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $683.9 million, or 39.1% of total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At June 30, 2001, the Company had $869.8 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $127.4 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

     At June 30, 2001, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $218.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from June 30, 2001 totaled $302.9 million. Based upon historical experience with deposit retention, the Company expects that it will retain a majority of maturing certificate accounts.

     At June 30, 2001, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $106.5 million, or 6.13%, of total adjusted assets, was above the required level of $34.7 million or 2.0%; core capital of $106.5 million, or 6.13% of total adjusted assets, was above the required level of $69.4 million, or 4.0%; risk-based capital of $115.3 million, or 12.99% of risk-weighted assets, was above the required level of $71.0 million or 8.0%, and Tier 1 risk-based capital of $106.5 million, or 11.75% of risk-weighted assets, was above the required level of $35.5 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at June 30, 2001.

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

     The Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally ten years or less) fixed-rate, one-to-four family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; and (3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate collateralized mortgage obligations ("CMOs"). In addition, the Company engaged in two interest rate swap agreements with a total notional principal amount of $50 million to synthetically lengthen its liability maturities.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2001, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a positive 7.99%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would be expected to reprice downward at a faster rate than its interest-bearing liabilities, which, consequently, may negatively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would be expected to reprice upward at a faster rate than its interest-bearing liabilities, which, consequently, may positively affect the Company's net interest income.

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

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the Company's NPV model incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and may differ from actual results.

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

ASSET QUALITY

     NON-PERFORMING ASSETS. At June 30, 2001, non-accrual loans totaled $628,000 and real estate owned ("REO") totaled $175,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans for the three months ended June 30, 2001 was $13,000.

     The following table sets forth information regarding non-accrual loans and
REO:

                                                     AT JUNE 30,  AT MARCH 31,
                                                        2001         2001
                                                     -----------  ------------
                                                     (DOLLARS IN THOUSANDS)
  Non-accrual loans:

    Mortgage loans:

      One-to-four family..................             $  478       $  431

      Multi-family .......................                 --           --
      Commercial real estate..............                 --           --
      Construction and land...............                 --           --
                                                       ------       ------
          Total mortgage loans............                478          431
                                                       ------       ------
     Commercial loans.....................                 19          821
                                                       ------       ------
     Consumer loans:
       Home equity lines..................                 --           --
       Second mortgages...................                 78           56
       Other consumer loans...............                 53           24
                                                       ------       ------
          Total consumer loans............                131           80
                                                       ------       ------
          Total nonaccrual loans..........                628        1,332
      Real estate owned, net (1)..........                175          175
                                                       ------       ------
      Total non-performing assets.........             $  803       $1,507
                                                       ======       ======

  Allowance for loan losses as a percent
    percent of loans (2)                                1.42%        1.34%

  Allowance for loan losses as percent
    of non-accrual loans (3)                           2,153%         993%

  Non-accrual loans as a percent
    of loans (2)(3)                                     0.07%        0.13%

  Non-performing assets as a percent
    of total assets (4)                                 0.05%        0.09%

----------

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

     The decrease in non-performing assets during the first quarter of fiscal year 2002 was due primarily to a payment received on non-accrual commercial loan.

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

     The allowance for loan losses totaled $13.5 million at June 30, 2001, an increase of $288,000, or 2.2%, as compared to $13.2 million at March 31, 2001. This increase in the allowance reflected management's assessment of the loan portfolio and was based upon the greater of concentrations of loans that bear a higher degree of risk than one-to-four family loans, including commercial and consumer loans. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at June 30, 2001, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the Section of Item 2 captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Market Risk and Management of Interest-Rate Risk" for quantitative and qualitative information about market risk and its potential effect on the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        Not Applicable.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits

            3.1   Certificate of Incorporation of FIRSTFED AMERICA BANCORP,
                  INC. (1)
            3.2   Bylaws of FIRSTFED AMERICA BANCORP, INC. (1)
            4.0   Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)

         b) Reports on Form 8-K

            None

 -------------

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

                                    FIRSTFED AMERICA BANCORP, INC.
                                    -----------------------------------
                                    Registrant

Date: August 10, 2001               /s/ Robert F. Stoico
                                    -----------------------------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 10, 2001               /s/ Edward A. Hjerpe III
                                    -----------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)