Form 10-Q
period 2001-09-30
FIRSTFED AMERICA BANCORP INC
filed 2001-11-14
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _____ TO

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

                              Yes (X)   No ( )

         As of November 2, 2001, there were 6,220,249 shares of the Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                                              PAGE
                                                                                                                              ----
PART I         FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2001 (unaudited) and March 31, 2001                              2

               Consolidated Statements of Operations for the three months and six months ended September 30, 2001
               (unaudited) and 2000 (unaudited)                                                                                 3

               Consolidated Statements of Changes in Stockholders' Equity for the six months ended September 30, 2001
               (unaudited)                                                                                                      4

               Consolidated Statements of Cash Flows for the six months ended September 30, 2001 (unaudited) and 2000
               (unaudited)                                                                                                      5

               Notes to Unaudited Consolidated Financial Statements                                                             6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                            8

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                      18

PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                                               19

      Item 2.  Changes in Securities and Use of Proceeds                                                                       19

      Item 3.  Default Upon Senior Securities                                                                                  19

      Item 4.  Submission of Matters to a Vote of Security Holders                                                             19

      Item 5.  Other Information                                                                                               19

      Item 6.  Exhibits and Reports on Form 8-K                                                                                19

SIGNATURES                                                                                                                     20

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,       MARCH 31,
                                 ASSETS                                   2001              2001
                                                                      ------------      -----------
                                                                      (UNAUDITED)
Cash on hand and due from banks                                       $    22,892       $    23,013
Short-term investments                                                     26,585               200
                                                                      -----------       -----------
    Total cash and cash equivalents                                        49,477            23,213
Mortgage loans held for sale                                               29,441            39,103
Investment in trading securities, at fair value                               587               815
Investment securities available for sale, at fair value
    (amortized cost of $21,327 and $6,405)                                 23,221             7,837
Mortgage-backed securities available for sale, at fair value
    (amortized cost of $589,848 and $498,344)                             595,613           501,230
Mortgage-backed securities held to maturity
    (fair value of $1,279 and $2,154)                                       1,270             2,138
Stock in Federal Home Loan Bank of Boston, at cost                         40,369            40,369
Loans receivable, net
    (net of allowance for loan losses of $13,725 and $13,233)             925,707           977,174
Accrued interest receivable                                                 8,532             7,928
Mortgage servicing rights                                                   5,481             4,881
Office properties and equipment, net                                       22,769            24,038
Real estate owned                                                             175               175
Bank-Owned Life Insurance                                                  34,669            33,764
Goodwill                                                                    1,110             1,145
Prepaid expenses and other assets                                           8,259             7,255
                                                                      -----------       -----------
                    Total assets                                      $ 1,746,680       $ 1,671,065
                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                          $   758,814       $   707,416
    FHLB advances and other borrowings                                    832,885           814,764
    Advance payments by borrowers for taxes and insurance                   4,443             5,868
    Accrued interest payable                                                4,758             5,997
    Other liabilities                                                      26,067            25,462
                                                                      -----------       -----------
                    Total liabilities                                   1,626,967         1,559,507
                                                                      -----------       -----------

Stockholders' equity:
    Common stock                                                               87                87
    Additional paid-in capital                                             85,729            85,585
    Retained earnings                                                      74,423            70,048
    Accumulated other comprehensive income                                  4,803             2,551
    Unallocated ESOP shares                                                (3,098)           (3,098)
    Unearned stock incentive plan                                          (1,559)           (2,998)
    Treasury stock                                                        (40,672)          (40,617)
                                                                      -----------       -----------
                    Total stockholders' equity                            119,713           111,558
                                                                      -----------       -----------
                    Total liabilities and stockholders' equity        $ 1,746,680       $ 1,671,065
                                                                      ===========       ===========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                           -----------------------   -------------------------
                                                                              2001         2000          2001           2000
                                                                           ----------   ----------   -----------    ----------
                                                                                               (UNAUDITED)
Interest and dividend income:
    Loans                                                                  $   17,990   $   19,514   $    36,928    $   37,559
    Investment securities                                                         405          134           688           231
    Mortgage-backed securities                                                  8,556        8,483        16,712        17,088
    Federal Home Loan Bank stock                                                  570          695         1,199         1,298
                                                                           ----------   ----------   -----------    ----------
         Total interest and dividend income                                    27,521       28,826        55,527        56,176
                                                                           ----------   ----------   -----------    ----------
Interest expense:
    Deposits                                                                    6,637        6,492        13,345        12,705
    Borrowed funds                                                             11,656       13,596        23,831        25,954
                                                                           ----------   ----------   -----------    ----------
         Total interest expense                                                18,293       20,088        37,176        38,659
                                                                           ----------   ----------   -----------    ----------
         Net interest income before loan loss provision                         9,228        8,738        18,351        17,517
Provision for loan losses                                                         300          300           600           600
                                                                           ----------   ----------   -----------    ----------
         Net interest income after loan loss provision                          8,928        8,438        17,751        16,917
Non-interest income:
    Service charges on deposit accounts                                           481          401           933           742
    Loan servicing income                                                          71          378           398           752
    Insurance commission income                                                   259          284           513           529
    Trust fee income                                                              347          237           690           398
    Earnings on Bank-Owned Life Insurance                                         445          410           905           810
    Gain on sale of mortgage loans, net                                           588          135         1,461           153
    Gain on sale of securities available for sale                                 253           --         1,003            --
    Other income                                                                   16          567           523           994
                                                                           ----------   ----------   -----------    ----------
         Total non-interest income                                              2,460        2,412         6,426         4,378
                                                                           ----------   ----------   -----------    ----------
Non-interest expense:
    Compensation and employee benefits                                          4,482        4,636         9,125         8,944
    Office occupancy and equipment                                              1,080        1,099         2,163         2,163
    Data processing                                                               500          435           999           831
    Advertising and business promotion                                            187          272           454           605
    Federal deposit insurance premiums                                             34           36            67            69
    Other expense                                                                 897        1,169         1,827         2,033
                                                                           ----------   ----------   -----------    ----------
         Total non-interest expense                                             7,180        7,647        14,635        14,645
                                                                           ----------   ----------   -----------    ----------
         Income before income tax expense                                       4,208        3,203         9,542         6,650
Income tax expense                                                              1,376        1,007         3,213         2,081
                                                                           ----------   ----------   -----------    ----------
         Net income before cumulative effect of accounting change               2,832        2,196         6,329         4,569
Cumulative effect of change in accounting for derivative
      instruments and hedging activities, net of $237 tax benefit                  --           --          (461)           --
                                                                           ----------   ----------   -----------    ----------
         Net income                                                        $    2,832   $    2,196   $     5,868    $    4,569
                                                                           ==========   ==========   ===========    ==========

Basic earnings per share before cumulative effect of accounting change     $     0.49   $     0.37   $      1.10    $     0.77
Cumulative effect of accounting change                                             --           --         (0.08)           --
                                                                           ----------   ----------   -----------    ----------
Basic earnings per share                                                   $     0.49   $     0.37   $      1.02    $     0.77
                                                                           ==========   ==========   ===========    ==========

Diluted earnings per share before cumulative effect of accounting change   $     0.48   $     0.37   $      1.09    $     0.77
Cumulative effect of accounting change                                             --           --         (0.08)           --
                                                                           ----------   ----------   -----------    ----------
Diluted earnings per share                                                 $     0.48   $     0.37   $      1.01    $     0.77
                                                                           ==========   ==========   ===========    ==========

Weighted average shares outstanding - basic                                 5,771,113    5,908,173     5,739,936     5,941,770
                                                                           ==========   ==========   ===========    ==========
Weighted average shares outstanding - diluted                               5,841,682    5,920,241     5,803,159     5,941,770
                                                                           ==========   ==========   ===========    ==========


          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                  UNALLOCATED
                                                                        ACCUMULATED                   1997
                                                                           OTHER                  STOCK-BASED
                                                    ADDITIONAL          COMPREHENSIVE UNALLOCATED  INCENTIVE              TOTAL
                                             COMMON  PAID-IN   RETAINED    INCOME        ESOP      PLAN(SIP)  TREASURY STOCKHOLDERS'
                                              STOCK  CAPITAL   EARNINGS    (LOSS)       SHARES      SHARES     STOCK     EQUITY
                                             ------ ---------  --------  ------------ ----------- ----------- -=------ -------------
Balance at March 31, 2001                      $87  $ 85,585   $ 70,048   $ 2,551      $(3,098)     $(2,998)  $(40,617) $ 111,558

  Earned SIP stock awards                       --      (155)        --        --           --        1,439         --      1,284

  Earned ESOP shares charged to expense         --       300         --        --           --           --         --        300

  Stock options exercised                       --        (1)        --        --           --           --         --         (1)
  Cash dividends declared and paid
     (1st quarter at $0.10 per share;
     2nd quarter at $0.14 per share)            --        --     (1,493)       --           --           --         --     (1,493)
  Common stock acquired for certain
     employee benefit plans
     (3,331 shares at an average price
     of $16.34  per share)                      --        --         --        --           --           --        (55)       (55)
  Comprehensive income:
     Net income                                 --        --      5,868        --           --           --         --      5,868
     Other comprehensive income, net of tax
        Unrealized holding gains on
            available for sale securities       --        --         --     4,342           --           --         --         --
        Reclassification adjustment for
            losses (gains) included in net
            income                              --        --         --    (1,003)          --           --         --         --
                                                                          -------
        Net unrealized gains                    --        --         --     3,339           --           --         --
        Tax effect                              --        --         --    (1,087)          --           --         --         --
                                                                          -------
        Net-of-tax effect                       --        --         --     2,252           --           --         --      2,252
                                                                                                                        ---------
  Total comprehensive income                    --        --         --        --           --           --         --      8,120
                                               ---  --------   --------   -------      -------      -------   --------  ---------
Balance at September 30, 2001                  $87  $ 85,729   $ 74,423   $ 4,803      $(3,098)     $(1,559)  $(40,672) $ 119,713
                                               ===  ========   ========   =======      =======      =======   ========  =========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              FOR THE SIX MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                          ---------------------------
                                                                                             2001             2000
                                                                                          ---------       -----------
 Cash flows from operating activities:
   Net income                                                                             $   5,868       $     4,569
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization (accretion) of:
        Premium (discount) on investment and mortgage-backed securities                          91              (301)
        Deferred loan origination costs                                                        (706)              (38)
        Mortgage servicing rights                                                             1,587             1,226
        Goodwill                                                                                 46                42
      Provision for loan losses                                                                 600               600
      Gains on sales of:
        Mortgage loans                                                                       (1,461)             (153)
        Investment securities available for sale                                               (750)               --
        Mortgage-backed securities available for sale                                          (253)               --
        Office properties and equipment                                                        (105)               --
      Net proceeds from sales of mortgage loans                                             248,692            34,306
      Origination of mortgage loans held for sale                                          (239,780)          (35,646)
      Earnings on Bank-Owned Life Insurance                                                    (905)             (810)
      Unrealized (gain) loss on trading securities                                              401              (128)
      Depreciation of office properties and equipment                                           649             1,382
      Appreciation in fair value of ESOP shares                                                 300                97
      Earned SIP shares                                                                       1,284             1,280
      Increase or decrease in:
        Accrued interest receivable                                                            (604)             (672)
        Other assets                                                                         (2,079)              599
        Accrued interest payable                                                             (1,239)             (187)
        Other liabilities                                                                       605            (1,952)
                                                                                          ---------       -----------
          Net cash provided by operating activities                                          12,241             4,214
                                                                                          ---------       -----------

 Cash flows from investing activities:
   Purchase of investment securities available for sale                                     (14,921)               --
   Purchase of trading securities                                                              (173)             (100)
   Purchase of mortgage-backed securities available for sale                               (217,880)               --
   Payments received on mortgage-backed securities available for sale                       106,715            46,041
   Proceeds from sale of investment securities available for sale                               753                --
   Proceeds from sale of mortgage-backed securities available for sale                       19,820                --
   Payments received on mortgage-backed securities held to maturity                             866               156
   Purchase of Federal Home Loan Bank stock                                                      --            (4,327)
   Net decrease (increase) in loans                                                          51,573          (107,672)
   Purchase of office properties and equipment                                                 (374)           (1,172)
   Proceeds from sales of office properties and equipment                                     1,099                --
                                                                                          ---------       -----------
          Net cash used in investing activities                                             (52,522)          (67,074)
                                                                                          ---------       -----------

 Cash flows from financing activities:
   Net increase in deposits                                                                  51,398             2,252
   Proceeds from FHLB advances and other borrowings                                         717,915         2,761,147
   Repayments on FHLB advances and other borrowings                                        (699,794)       (2,689,752)
   Net change in advance payments by borrowers for taxes and insurance                       (1,425)              (84)
   Cash dividends paid                                                                       (1,493)           (1,119)
   Payments to acquire common stock for treasury stock and stock options exercised              (56)           (3,727)
                                                                                          ---------       -----------
          Net cash provided by financing activities                                          66,545            68,717
                                                                                          ---------       -----------

 Net increase in cash and cash equivalents                                                   26,264             5,857
 Cash and cash equivalents at beginning of period                                            23,213            20,970
                                                                                          ---------       -----------

Cash and cash equivalents at end of period                                                $  49,477       $    26,827
                                                                                          =========       ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                            $  38,415       $    38,846
                                                                                          =========       ===========
      Income taxes                                                                        $   5,021       $     3,304
                                                                                          =========       ===========
 Supplemental disclosures of noncash investing activities:
   Property acquired in settlement of loans                                               $      --       $       106
                                                                                          =========       ===========


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

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2002.

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

(2) IMPACT OF RECENT ACCOUNTING STANDARDS

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recognized an after-tax loss from the cumulative effect of adoption of $461,000, or $0.08 per share, representing the initial adjustment to fair value of certain derivative instruments, including a pre-tax adjustment of $743,000 related to interest rate swaps designed to reduce its exposure to interest rate changes, partially offset by a pre-tax adjustment of $45,000 related to commitments to originate and sell mortgage loans for sale that hedge its secondary market activities. Changes to the fair value of derivative instruments are recognized in non-interest income each quarter, and net reductions to pre-tax income of $355,000, or approximately $0.04 per share, and $67,000, or approximately $0.01 per share, were recognized for the second quarter and first six months, respectively, of fiscal year 2002.

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 goodwill will no longer be amortized, and will instead be subject to assessment for impairment, and intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 on April 1, 2002. At June 30, 2001, the Company had $1.1 million of goodwill on its balance sheet with an annual amortization rate of approximately $92,000.

(3) PENDING ACQUISITION

     On October 1, 2001, the Company and People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, jointly announced that they had signed a definitive agreement pursuant to which the Company will acquire People's for approximately $72 million in cash and stock. People's had total assets of $928.5 million, total deposits of $576.2 million and total stockholders' equity of $38.0 million at September 30, 2001. Under the terms of the merger agreement, People's stockholders can elect to receive either 1.2644 shares of the Company's common stock (and cash in lieu of any fractional share) or $22.00 in cash for each share of People's common stock they own. The value of the FIRSTFED common stock will be evaluated during a 20-day measurement period shortly before the closing of the merger. If during this period the average closing price of the FIRSTFED stock declines below $13.92 (causing the value of 1.2644 shares of FIRSTFED stock to be less than $17.60), and the market value of FIRSTFED common stock underperforms the "SNL New England Thrift Index" by more than 15%, People's has the right to terminate the merger. FIRSTFED would have the right to cancel the termination by increasing the number of shares of FIRSTFED stock it is to exchange to a specified level. If the average closing price of FIRSTFED common stock during the measurement period increases to $20.88 or more, the value of the shares of FIRSTFED common stock to be exchanged for each share of People's common stock will be limited to $26.40. The elections of People's shareholders will be subject to the requirement that 55% of People's shares be exchanged for cash and 45% be exchanged for the Company's common stock. Upon consummation of the merger, former shareholders of People's will own approximately 23% of the Company's outstanding shares. The transaction, which would increase the Company's assets from $1.7 billion as of September 30, 2001 to approximately $2.7 billion, is expected to be completed in the fourth quarter of fiscal year 2002, subject to certain conditions including approval of the shareholders and regulators of both companies. In accordance with SFAS No. 141 and SFAS No. 142, the Company will use the purchase method of accounting for the merger, as well as the new accounting standards for goodwill and other intangible assets.

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

     The Company's results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan, investment and mortgage-backed securities portfolios, and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and non-interest income including service charges on deposit accounts, loan servicing income, revenue from the Trust Company and Agency operations, earnings on Bank-Owned Life Insurance ("BOLI"), gains on sale of loans and investment securities, and other income. The Company's non-interest expense consists of compensation and employee benefits, office occupancy and equipment expense, data processing expense, advertising and business promotion, federal deposit insurance premiums, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

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

                              RESULTS OF OPERATIONS

OVERVIEW

     Net income increased $636,000, or 29.0%, to $2.8 million for the second quarter of fiscal year 2002 from $2.2 million for the second quarter of fiscal year 2001. Diluted earnings per share ("EPS") increased 29.7% to $0.48 for the second quarter of fiscal year 2002 from $0.37 per share for the second quarter of fiscal year 2001. Income before income tax expense increased $1.0 million, or 31.4%, to $4.2 million, as a result of increases in net interest income of $490,000 and non-interest income of $48,000 and a decrease in non-interest expense of $467,000.

     Year to date net income before the cumulative effect of adoption of SFAS No. 133 was $6.3 million for the first six months of fiscal year 2002, an increase of $1.7 million, or 38.5%, from net income of $4.6 million for the first six months of fiscal year 2001. After the cumulative effect of adoption of SFAS No. 133, net income was $5.9 million for the first six months of fiscal year 2002, an increase of $1.3 million, or 28.4%, as compared to the first six months of fiscal year 2001. Diluted EPS before the cumulative effect of adoption of SFAS No. 133 increased 41.6% to $1.09 for the first six months of fiscal year 2002 from $0.77 for the first six months of fiscal year 2001. After the cumulative effect of adoption of SFAS No. 133, diluted EPS was $1.01 for the first six months of fiscal year 2002, an increase of 31.1% as compared to the first six months of fiscal year 2001. Income before income tax expense increased $2.9 million, or 43.5%, to $9.5 million, as a result of increases in net interest income of $834,000 and non-interest income of $2.0 million and a decrease in non-interest expense of $10,000. The growth in EPS for the second quarter and year to date periods of fiscal year 2002, compared to the same periods of fiscal year 2001, was caused by the growth in net income and a reduction in shares outstanding as a result of the Company's stock repurchases.

     Return on average stockholders' equity increased to 9.56% for the second quarter of fiscal year 2002 and 9.89% for the first six months of fiscal year 2002, compared to 8.40% and 8.83% for the respective periods of fiscal year 2001. Return on average assets increased to 0.65% for the second quarter of fiscal year 2002 and 0.68% for the first six months of fiscal year 2002, compared to 0.53% and 0.56% for the respective periods of fiscal year 2001.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $490,000, or 5.6%, to $9.2 million for the second quarter of fiscal year 2002 from $8.7 million for the second quarter of fiscal year 2001, primarily due to growth in investment and mortgage-backed securities funded by an increase in deposits and a decline in loans receivable, as well as a decline in the cost of borrowings. The net interest rate spread and net interest margin were 1.97% and 2.25% for the second quarter of fiscal year 2002, compared to 1.99% and 2.23%, respectively, for the second quarter of fiscal year 2001.

     Year to date net interest income before provision for loan losses increased $834,000, or 4.8%, to $18.3 million for the first six months of fiscal year 2002 from $17.5 million for the first six months of fiscal year 2001, primarily due to growth in loans receivable and investment and mortgage-backed securities funded by increases in deposits and FHLB advances and other borrowings, as well as a decline in the cost of borrowings. The net interest rate spread and net interest margin were 1.93% and 2.27% for the first six months of fiscal year 2002, compared to 2.00% and 2.28%, respectively, for the first six months of fiscal year 2001.

     The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during the second quarter and year to date periods of fiscal year 2002, compared to the same periods of fiscal year 2001, were due to several key factors. Consumer preferences in a declining market interest rate environment resulted in the Company's shift to origination of fixed-rate mortgages that are generally sold in the secondary market, from origination of adjustable-rate mortgages that are generally retained for portfolio. In addition, prepayment speeds on mortgage loans increased due primarily to refinancing activity. This economic environment, combined with the Company's business development and cross-selling efforts, contributed to growth in commercial and consumer loans and deposits. Lastly, the growth in investment and mortgage-backed securities resulted from management's strategy to maintain the Company's leverage in fiscal year 2002.

     The following tables set forth certain information relating to the Company for the periods indicated. Net interest income is a function of both the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them. Income from BOLI is excluded from interest income, and the BOLI cash value balances are excluded from interest-earning assets. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums and discounts which are considered adjustments to yields.



                                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------------------------
                                                                  2001                                        2000
                                                -----------------------------------------  -----------------------------------------
                                                                              AVERAGE                                      AVERAGE
                                                    AVERAGE                   YIELD/         AVERAGE                        YIELD/
                                                    BALANCE       INTEREST     COST          BALANCE          INTEREST      COST
                                                -----------------------------------------  -----------------------------------------
                                                        (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
        mortgage loans held for sale (1)          $   961,078       $17,990     7.49%       $    991,721       $19,514       7.87%
      Investment securities (2)                        78,080           975     4.95              46,121           829       7.13
      Mortgage-backed securities (3)                  587,750         8,556     5.82             514,180         8,483       6.60
                                                  ----------------------------------        -------------------------------------
           Total interest-earning assets            1,626,908        27,521     6.77           1,552,022        28,826       7.43
                                                              ----------------------                        ---------------------
     Noninterest-earning assets                       103,103                                     98,887
                                                  -----------                               ------------
           Total assets                           $ 1,730,011                               $  1,650,909
                                                  ===========                               ============
Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                $   655,737         6,637     4.02        $    609,101         6,492       4.23
      FHLB advances and other borrowings              855,994        11,656     5.40             855,519        13,596       6.31
                                                  ----------------------------------       --------------------------------------
           Total interest-bearing liabilities       1,511,731        18,293     4.80           1,464,620        20,088       5.44
                                                              ----------------------                        ---------------------
     Noninterest-bearing liabilities (5)              100,787                                     82,561
                                                  -----------                               ------------
           Total liabilities                        1,612,518                                  1,547,181
     Stockholders' equity                             117,493                                    103,728
                                                  -----------                               ------------
           Total liabilities and
             stockholders' equity                 $ 1,730,011                               $  1,650,909
                                                  ===========                               ============
Net interest rate spread (6)                                        $ 9,228     1.97%                         $ 8,738       1.99%
                                                              ======================                          ==================
Net interest margin (7)                                                         2.25%                                       2.23%
                                                                            ========                                    ========
Ratio of interest-earning assets to
  interest-bearing liabilities                         107.62%                                    105.97%
                                                    =========                                  =========

                                                                      FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------------
                                                                 2001                                         2000
                                              -------------------------------------------  -----------------------------------------
                                                                              AVERAGE                                      AVERAGE
                                                  AVERAGE                      YIELD/          AVERAGE                      YIELD/
                                                  BALANCE       INTEREST        COST           BALANCE        INTEREST       COST
                                              -------------------------------------------  -----------------------------------------
                                                        (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
        mortgage loans held for sale (1)          $   982,759       $36,928     7.52%        $   961,685       $37,559        7.81%
      Investment securities (2)                        72,850         1,887     5.17              43,476         1,529        7.01
      Mortgage-backed securities (3)                  555,440        16,712     6.02             525,756        17,088        6.50
                                                  ----------------------------------          ------------------------------------
           Total interest-earning assets            1,611,049        55,527     6.89           1,530,917        56,176        7.34
                                                               ---------------------                          --------------------
     Noninterest-earning assets                       103,572                                    100,284
                                                  -----------                                -----------
           Total assets                           $ 1,714,621                                $ 1,631,201
                                                  ===========                                ===========
Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                $   646,679        13,345     4.12           $ 608,107        12,705        4.17
      FHLB advances and other borrowings              848,651        23,831     5.60             835,697        25,954        6.19
                                                  ----------------------------------          ------------------------------------
           Total interest-bearing liabilities       1,495,330        37,176     4.96           1,443,804        38,659        5.34
                                                               ---------------------                          --------------------
     Noninterest-bearing liabilities (5)              100,999                                     84,146
                                                  -----------                                -----------
           Total liabilities                        1,596,329                                  1,527,950
     Stockholders' equity                             118,292                                    103,251
                                                  -----------                                -----------
           Total liabilities and
             stockholders' equity                 $ 1,714,621                                $ 1,631,201
                                                  ===========                                ===========

Net interest rate spread (6)                                       $ 18,351     1.93%                         $ 17,517       2.00%
                                                                   =================                          ====================
Net interest margin (7)                                                         2.27%                                        2.28%
                                                                            ========                                    ==========
Ratio of interest-earning assets to
  interest-bearing liabilities                         107.74%                                     106.03%
                                                   ==========                                ============

-----------

(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction mortgages in process, allowance for loan losses and includes non-performing loans.
(2) Includes short-term investments, investments in trading securities, investment securities available for sale and held to maturity, and FHLB stock.
(3) Consists of mortgage-backed securities available for sale and held to maturity.
(4)  Includes the net effect of payments related to interest rate swaps.
(5)  Consists primarily of business checking accounts.
(6) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses remained unchanged at $300,000 for the second quarters of fiscal years 2002 and 2001, and $600,000 for the first six months of fiscal years 2002 and 2001. The allowance for loan losses was $13.7 million, or 1.46% of loans receivable, at September 30, 2001, compared to $13.2 million, or 1.34% of loans receivable, at March 31, 2001.

     The provision for loan losses is based on management's assessment of the loan loss reserve level, the existing loan portfolio, current market conditions, and the volume and mix of new originations. To the extent the Company experiences increases in the overall balance of its loan portfolio or further increases its concentrations of loans which bear a higher degree of risk than one-to-four family loans, the Company anticipates further increases in its allowance for loan losses through continued provisions for loan losses.

     For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition - Asset Quality."

NON-INTEREST INCOME

     Non-interest income increased $48,000, or 2.0%, to $2.5 million for the second quarter of fiscal year 2002 from $2.4 million for the second quarter of fiscal year 2001. This increase was primarily attributable to increases of $453,000 in gain on sale of mortgage loans, net, $253,000 in gain on sale of securities available for sale, $110,000 in trust fee income, and $80,000 in service charges on deposit accounts, substantially offset by decreases of $307,000 in loan servicing income and $551,000 in other non-interest income.

     Year to date non-interest income increased $2.0 million, or 46.8%, to $6.4 million for the first six months of fiscal year 2002 from $4.4 million for the first six months of fiscal year 2001. This increase was primarily attributable to increases of $1.3 million in gain on sale of mortgage loans, net, $1.0 million in gain on sale of securities available for sale, $292,000 in trust fee income, and a $191,000 in service charges on deposit accounts, partially offset by decreases of $354,000 in loan servicing income and $471,000 in other non-interest income.

     The increases in gain on sale of mortgage loans were due primarily to a higher volume of fixed rate loans originated for sale and more favorable loan pricing during fiscal year 2002. In addition, a reduction in the gain of $237,000 for the second quarter of fiscal year 2002 and an increase in the gain of $25,000 for the first six months of fiscal year 2002 were recognized as a result of changes in fair value of derivative instruments utilized in secondary market hedging activities following the adoption of SFAS No. 133 on April 1, 2001. Management of the Company believes that the adoption of SFAS No. 133 has introduced the potential for greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time. The increases in trust fee income were due to continued growth at the Trust Company, which opened in February 2000. The increase in service charges on deposit accounts was due primarily to a higher fee rate structure.

     The decreases in loan servicing income were due primarily to a $240,000 addition to the valuation reserve for mortgage servicing rights during the second quarter of fiscal year 2002. The decreases in other non-interest income were due primarily to reductions in the fair value of investments in trading securities of $347,000 in the second quarter of fiscal year 2002 and $530,000 in the first six months of fiscal year 2002, as compared to the same periods of fiscal year 2001. In addition, changes in the fair value of interest rate swaps reduced other non-interest income by $118,000 for the second quarter of fiscal year 2002 and $92,000 for the first six months of fiscal year 2002.

NON-INTEREST EXPENSE

     Non-interest expense decreased $467,000, or 6.1%, to $7.2 million for the second quarter of fiscal year 2002 from $7.6 million for the second quarter of fiscal year 2001, due primarily to decreases of $154,000 in compensation and benefits and $272,000 in other non-interest expense. Year to date non-interest expense remained essentially flat at $14.6 million for the first six months of fiscal year 2002 and the first six months of fiscal year 2001, due primarily to an increase of $181,000 in compensation and benefits, partially offset by a decrease of $206,000 in other non-interest expense. These changes were due primarily to the accounting impact of market price fluctuations of FIRSTFED stock and other investments held by certain employee benefit plans.

INCOME TAXES

     Income tax expense increased $369,000, or 36.6%, to $1.4 million for the second quarter of fiscal year 2002 from $1.0 million for the second quarter of fiscal year 2001. Year to date income tax expense increased $1.1 million, or 54.4%, to $3.2 million for the first six months of fiscal year 2002 from $2.1 million for the first six months of fiscal year 2001. These increases were due primarily to increased income before income tax expense. The Company's effective tax rate increased to 33.7% during the first six months of fiscal year 2002 from 31.3% for the first six months of fiscal year 2001, due primarily to the effects of increased state taxes and appreciation of FIRSTFED stock contributed to the Company's Employee Stock Ownership Plan.

                               FINANCIAL CONDITION

OVERVIEW

     Total assets increased $75.6 million, or 4.5%, to $1.747 billion at September 30, 2001 from $1.671 billion at March 31, 2001. This growth was primarily attributable to increases of $94.4 million in mortgage-backed securities available for sale, $26.4 million in short-term investments, and $15.4 million in investment securities available for sale, partially offset by decreases of $51.5 million in loans receivable, net, and $9.7 million in mortgage loans held for sale. The 5.3% decrease in loans receivable, net, included a decrease of $87.2 million, or 11.9%, in the mortgage portfolio due primarily to refinancing activity, partially offset by increases of $29.2 million, or 21.0%, in the commercial loan portfolio and $7.0 million, or 6.0%, in the consumer loan portfolio. Balance sheet growth was primarily funded by increases of $51.4 million, or 7.3%, in deposit balances and $18.1 million, or 2.2%, in FHLB advances and other borrowings during the first six months of fiscal year 2002. The increase in deposits included increases of $31.3 million in certificate accounts and $20.0 million in demand and savings accounts.

     Total stockholders' equity increased $8.1 million, or 7.3%, to $119.7 million at September 30, 2001, from $111.6 million at March 31, 2001. The increase is due primarily to $5.9 million in net income, a $2.3 million increase in the fair market value of securities available for sale, net of tax, and $1.3 million in earned Stock-based Incentive Plan awards, partially offset by $1.5 million in dividends paid to stockholders. Stockholders' equity to assets was 6.85% at September 30, 2001, compared to 6.68% at March 31, 2001. Book value per share increased 5.4% to $20.62 at September 30, 2001 from $19.57 at March 31, 2001.

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

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $698.3 million, or 40.0% of total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At September 30, 2001, the Company had $832.9 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $151.4 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

     At September 30, 2001, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $202.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from September 30, 2001 totaled $305.0 million. Based upon historical experience with deposit retention, the Company expects that it will retain a majority of maturing certificate accounts.

     At September 30, 2001, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $108.6 million, or 6.27% of total adjusted assets, was above the required level of $34.6 million or 2.0%; core capital of $108.6 million, or 6.27% of total adjusted assets, was above the required level of $69.2 million, or 4.0%; risk-based capital of $117.7 million, or 13.32% of risk-weighted assets, was above the required level of $70.7 million or 8.0%, and Tier 1 risk-based capital of $108.6 million, or 12.08% of risk-weighted assets, was above the required level of $35.3 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at September 30, 2001

MARKET RISK AND MANAGEMENT OF INTEREST-RATE RISK

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

     The Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally ten years or less) fixed-rate, one-to-four family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; and (3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate collateralized mortgage obligations ("CMOs"). In conjunction with its mortgage banking activity, the Company uses forward contracts in order to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity. In addition, the Company has engaged in interest rate swap agreements to synthetically lengthen its liability maturities.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2001, the Company's cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a positive 6.4%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would be expected to reprice downward at a faster rate than its interest-bearing liabilities, which, consequently, may negatively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would be expected to reprice upward at a faster rate than its interest-bearing liabilities, which, consequently, may positively affect the Company's net interest income.

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

ASSET QUALITY

          Non-Performing Assets. At September 30, 2001, non-accrual loans totaled $410,000 and real estate owned ("REO") totaled $175,000. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $3,000 for the three months ended September 30, 2001 and $8,000 for the six months ended September 30, 2001.

         The following table sets forth information regarding non-accrual loans and REO:

                                                                     AT SEPTEMBER 30,        AT MARCH 31,
                                                                           2001                  2001
                                                                     ----------------        ------------
                                                                              (DOLLARS IN THOUSANDS)
           Non-accrual loans:
             Mortgage loans:
               One-to-four family ................................         $270                $  431
               Multi-family ......................................           --                    --
               Commercial real estate ............................           --                    --
               Commercial loans ..................................           --                    --
                                                                           ----                ------
                 Total mortgage loans ............................          270                   431
                                                                           ----                ------
             Commercial loans ....................................           20                   821
                                                                           ----                ------
             Consumer loans:
               Home equity lines .................................           --                    --
               Second mortgages ..................................           56                    56
               Other consumer loans ..............................           64                    24
                                                                           ----                ------
                   Total consumer loans ..........................          120                    80
                                                                           ----                ------
                   Total non-accrual loans .......................          410                 1,332
           Real estate owned, net (1)                                       175                   175
                                                                           ----                ------
               Total non-performing assets .......................         $585                $1,507
                                                                           ====                ======
           Allowance for loan losses as a percent
             of loans (2)                                                  1.46%                 1.34%
           Allowance for loan losses as a percent
             of non-accrual loans (3)                                     3,348%                  993%
           Non- accrual loans as a percent
             of loans (2)(3)                                               0.04%                 0.13%
           Non-performing assets as a percent
             of total assets (4)                                           0.03%                 0.09%

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

     The decrease in non-performing assets during the first six months of fiscal year 2002 included reductions of $801,000 in non-accrual commercial loans, due primarily to a payment received from the Small Business Administration on a non-accrual commercial loan in the first quarter of fiscal year 2002, and $161,000 in non-accrual one-to-four family mortgage loans.

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

     The allowance for loan losses totaled $13.7 million at September 30, 2001, an increase of $492,000, or 3.7%, as compared to $13.2 million at March 31, 2001. This increase in the allowance reflected management's assessment of the loan portfolio and was based upon the greater concentrations of loans that bear a higher degree of risk than one-to-four family loans, including commercial and consumer loans. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at September 30, 2001, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.


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

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held July 26, 2001. The following proposals were voted on by the stockholders:

                                                                                        WITHHELD/       BROKER
       PROPOSAL                                                  FOR      AGAINST        ABSTAIN      NON-VOTES
       --------                                                  ---      -------       ---------     ---------
   1)  Election of Directors:
         Robert F. Stoico                                     4,607,625      -          1,186,149         -
         John S. Holden, Jr.                                  5,053,842      -            739,932         -
   2)  Ratification of KPMG LLP as independent auditors
       of the Company for the fiscal year ending March
       31, 2002                                               5,776,170    16,031           1,573         -

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

                                    FIRSTFED AMERICA BANCORP, INC.
                                    --------------------------------------------
                                    Registrant

Date:  November 9, 2001             /s/ Robert F. Stoico
                                    --------------------------------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 9, 2001             /s/ Edward A. Hjerpe III
                                    --------------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)