Form 10-Q
period 2001-12-31
FIRSTFED AMERICA BANCORP INC
filed 2002-02-14
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO

                         COMMISSION FILE NUMBER 1-12305


                         FIRSTFED AMERICA BANCORP, INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              04-3331237
     -----------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


                 ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS 02777
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (508) 679-8181


     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes (X) No ( )

      As of February 1, 2002, there were 6,220,249 shares of the Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                    PAGE
                                                                                                    ----
PART I     FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 2001 (unaudited) and March 31, 2001         2

           Consolidated Statements of Operations for the three months and nine months ended
           December 31, 2001 (unaudited) and 2000 (unaudited)                                         3

           Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
           December 31, 2001 (unaudited)                                                              4

           Consolidated Statements of Cash Flows for the nine months ended December 31, 2001
           (unaudited) and 2000 (unaudited)                                                           5

           Notes to Unaudited Consolidated Financial Statements                                       6

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      8

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                20

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                                                         21

 Item 2.   Changes in Securities and Use of Proceeds                                                 21

 Item 3.   Default Upon Senior Securities                                                            21

 Item 4.   Submission of Matters to a Vote of Security Holders                                       21

 Item 5.   Other Information                                                                         21

 Item 6.   Exhibits and Reports on Form 8-K                                                          21

SIGNATURES                                                                                           22

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,       MARCH 31,
                                   ASSETS                             2001             2001
                                                                      ----             ----
                                                                  (UNAUDITED)
Cash on hand and due from banks                                   $     26,607     $     23,013
Short-term investments                                                  36,780              200
                                                                  ------------     ------------
    Total cash and cash equivalents                                     63,387           23,213
Mortgage loans held for sale                                            67,280           39,103
Investment in trading securities, at fair value                            528              815
Investment securities available for sale, at fair value
    (amortized cost of $21,330 and $6,405)                              23,939            7,837
Mortgage-backed securities available for sale, at fair value
    (amortized cost of $527,463 and $498,344)                          530,080          501,230
Mortgage-backed securities held to maturity
    (fair value of $1,254 and $2,154)                                    1,236            2,138
Stock in Federal Home Loan Bank of Boston, at cost                      40,369           40,369
Loans receivable, net
    (net of allowance for loan losses of $14,049 and $13,233)          889,604          977,174
Accrued interest receivable                                              7,128            7,928
Mortgage servicing rights                                                5,982            4,881
Office properties and equipment, net                                    22,746           24,038
Real estate owned                                                           --              175
Bank-Owned Life Insurance                                               35,181           33,764
Goodwill                                                                 1,087            1,145
Prepaid expenses and other assets                                       10,210            7,255
                                                                  ------------     ------------
                    Total assets                                  $  1,698,757     $  1,671,065
                                                                  ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                      $    765,287     $    707,416
    FHLB advances and other borrowings                                 766,139          814,764
    Advance payments by borrowers for taxes and insurance                3,571            5,868
    Accrued interest payable                                             3,563            5,997
    Other liabilities                                                   38,898           25,462
                                                                  ------------     ------------
                    Total liabilities                                1,577,458        1,559,507
                                                                  ------------     ------------

Stockholders' equity:
    Common stock                                                            87               87
    Additional paid-in capital                                          85,859           85,585
    Retained earnings                                                   77,549           70,048
    Accumulated other comprehensive income                               3,133            2,551
    Unallocated ESOP shares                                             (3,098)          (3,098)
    Unearned stock incentive plan                                       (1,559)          (2,998)
    Treasury stock                                                     (40,672)         (40,617)
                                                                  ------------     ------------
                    Total stockholders' equity                         121,299          111,558
                                                                  ------------     ------------
                    Total liabilities and stockholders' equity    $  1,698,757     $  1,671,065
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                               ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                                           --------------------------    --------------------------
                                                                               2001          2000            2001          2000
                                                                           -----------    -----------    -----------    -----------
                                                                                                 (UNAUDITED)
Interest and dividend income:
    Loans                                                                  $    16,996    $    19,857    $    53,924    $    57,416
    Investment securities                                                          305            120            993            351
    Mortgage-backed securities                                                   7,659          8,347         24,371         25,435
    Federal Home Loan Bank stock                                                   458            720          1,657          2,018
                                                                           -----------    -----------    -----------    -----------
         Total interest and dividend income                                     25,418         29,044         80,945         85,220
                                                                           -----------    -----------    -----------    -----------
Interest expense:
    Deposits                                                                     5,935          6,755         19,280         19,460
    Borrowed funds                                                               9,959         13,915         33,790         39,869
                                                                           -----------    -----------    -----------    -----------
         Total interest expense                                                 15,894         20,670         53,070         59,329
                                                                           -----------    -----------    -----------    -----------
         Net interest income before loan loss provision                          9,524          8,374         27,875         25,891
Provision for loan losses                                                          300            300            900            900
                                                                           -----------    -----------    -----------    -----------
         Net interest income after loan loss provision                           9,224          8,074         26,975         24,991
Non-interest income:
    Service charges on deposit accounts                                            588            465          1,521          1,207
    Loan servicing income                                                          348            341            746          1,093
    Insurance commission income                                                    229            205            742            734
    Trust fee income                                                               354            303          1,044            701
    Earnings on Bank-Owned Life Insurance                                          513            414          1,418          1,224
    Gain on sale of mortgage loans, net                                          1,888            195          3,349            348
    Gain on sale of securities available for sale                                   --             --          1,003             --
    Other income                                                                   714            241          1,237          1,235
                                                                           -----------    -----------    -----------    -----------
         Total non-interest income                                               4,634          2,164         11,060          6,542
                                                                           -----------    -----------    -----------    -----------
Non-interest expense:
    Compensation and employee benefits                                           4,441          4,352         13,566         13,296
    Office occupancy and equipment                                               1,101          1,103          3,264          3,266
    Data processing                                                                475            436          1,474          1,267
    Advertising and business promotion                                             196            280            650            885
    Federal deposit insurance premiums                                              33             35            100            104
    Other expense                                                                1,212            936          3,039          2,969
                                                                           -----------    -----------    -----------    -----------
         Total non-interest expense                                              7,458          7,142         22,093         21,787
                                                                           -----------    -----------    -----------    -----------
         Income before income tax expense                                        6,400          3,096         15,942          9,746
Income tax expense                                                               2,402            966          5,615          3,047
                                                                           -----------    -----------    -----------    -----------
         Net income before cumulative effect of accounting change                3,998          2,130         10,327          6,699

Cumulative effect of change in accounting for derivative
      instruments and hedging activities, net of $237 tax benefit                   --             --           (461)            --
                                                                           -----------    -----------    -----------    -----------
         Net income                                                        $     3,998    $     2,130    $     9,866    $     6,699
                                                                           ===========    ===========    ===========    ===========

Basic earnings per share before cumulative effect of accounting change     $      0.69    $      0.37    $      1.79    $      1.14
Cumulative effect of accounting change                                              --             --          (0.08)            --
                                                                           -----------    -----------    -----------    -----------
Basic earnings per share                                                   $      0.69    $      0.37    $      1.71    $      1.14
                                                                           ===========    ===========    ===========    ===========

Diluted earnings per share before cumulative effect of accounting change   $      0.68    $      0.37    $      1.77    $      1.14
Cumulative effect of accounting change                                              --             --          (0.08)            --
                                                                           -----------    -----------    -----------    -----------
Diluted earnings per share                                                 $      0.68    $      0.37    $      1.69    $      1.14
                                                                           ===========    ===========    ===========    ===========
Weighted average shares outstanding - basic                                  5,815,449      5,795,219      5,765,199      5,892,685
                                                                           ===========    ===========    ===========    ===========
Weighted average shares outstanding - diluted                                5,868,411      5,814,741      5,825,134      5,893,750
                                                                           ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                UNEARNED
                                                                    ACCUMULATED                   1997
                                                                       OTHER                   STOCK-BASED
                                             ADDITIONAL            COMPREHENSIVE  UNALLOCATED   INCENTIVE                 TOTAL
                                     COMMON   PAID-IN    RETAINED      INCOME        ESOP       PLAN (SIP)  TREASURY   STOCKHOLDERS'
                                      STOCK   CAPITAL    EARNINGS      (LOSS)       SHARES       SHARES       STOCK       EQUITY
                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 2001              $87    $85,585    $70,048       $2,551      $(3,098)     $(2,998)    $(40,617)     $111,558

  Earned SIP stock awards               --       (155)        --           --           --        1,439           --         1,284

  Earned ESOP shares charged to
    expense                             --        430         --           --           --           --           --           430

  Stock options exercised               --         (1)        --           --           --           --           --            (1)

  Cash dividends declared and paid
   (1st quarter at $0.10 per share;
    2nd and 3rd quarters at $0.14
    per share)                          --         --     (2,365)          --           --           --           --        (2,365)

  Common stock acquired for certain
    employee benefit plans
    (3,331 shares at an average
    price of $16.34  per share)         --         --         --           --           --           --          (55)          (55)

  Comprehensive income:

    Net income                          --         --      9,866           --           --           --           --         9,866

    Other comprehensive income,
       net of tax

       Unrealized holding gains
          on available for sale
          securities                    --         --         --        1,911           --           --           --            --

       Reclassification adjustment
          for losses (gains)
          included in net income        --         --         --       (1,003)          --           --           --            --
                                                                   -------------
       Net unrealized gains             --         --         --          908           --           --           --            --

       Tax effect                       --         --         --         (326)          --           --           --            --
                                                                   -------------
       Net-of-tax effect                --         --         --          582           --           --           --           582
                                                                                                                       -------------
  Total comprehensive income            --         --         --           --           --           --           --        10,448
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 2001           $87    $85,859    $77,549       $3,133      $(3,098)     $(1,559)    $(40,672)     $121,299
                                    ================================================================================================

          See accompanying notes to consolidated financial statements.

                   FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS
                                                                                          ENDED DECEMBER 31,
                                                                                     ---------------------------
                                                                                         2001            2000
                                                                                     -----------     -----------
Cash flows from operating activities:
  Net income                                                                         $     9,866     $     6,699
  Adjustments to reconcile net income to net cash used in operating activities:
    Amortization (accretion) of:
      Premium (discount) on investment and mortgage-backed securities                        256            (385)
      Deferred loan origination costs                                                     (1,052)           (138)
      Mortgage servicing rights                                                            2,314           1,837
      Goodwill                                                                                69              63
    Provision for loan losses                                                                900             900
    Gains on sales of:
      Mortgage loans                                                                      (3,349)           (348)
      Investment securities available for sale                                              (750)             --
      Mortgage-backed securities available for sale                                         (253)             --
      Office properties and equipment                                                       (105)             (2)
      Real estate owned                                                                      (27)             (8)
    Net proceeds from sales of mortgage loans                                            389,083          59,211
    Origination of mortgage loans held for sale                                         (418,209)        (67,143)
    Earnings on Bank-Owned Life Insurance                                                 (1,418)         (1,224)
    Unrealized (gain) loss on trading securities                                             460            (128)
    Depreciation of office properties and equipment                                        1,201           2,038
    Appreciation in fair value of ESOP shares                                                430             176
    Earned SIP shares                                                                      1,284           1,280
    Increase or decrease in:
      Accrued interest receivable                                                            800          (1,279)
      Other assets                                                                        (2,388)           (661)
      Accrued interest payable                                                            (2,434)            707
      Other liabilities                                                                   13,436          (1,653)
                                                                                     -----------     -----------
        Net cash used in operating activities                                             (9,886)            (58)
                                                                                     -----------     -----------
Cash flows from investing activities:

  Purchase of investment securities available for sale                                   (14,921)           (142)
  Purchase of trading securities                                                            (173)           (100)
  Purchase of mortgage-backed securities available for sale                             (224,094)             --
  Payments received on mortgage-backed securities available for sale                     175,147          68,110
  Proceeds from sale of investment securities available for sale                             753              --
  Proceeds from sale of mortgage-backed securities available for sale                     19,820              --
  Payments received on mortgage-backed securities held to maturity                           900             196
  Purchase of Federal Home Loan Bank stock                                                    --          (6,031)
  Net decrease (increase) in loans                                                        87,695        (114,829)
  Purchase of office properties and equipment                                               (903)         (1,323)
  Proceeds from sales of office properties and equipment                                   1,099               2
  Proceeds from sales of real estate owned                                                   209             121
                                                                                     -----------     -----------
        Net cash provided by (used in) investing activities                               45,532         (53,996)
                                                                                     -----------     -----------
Cash flows from financing activities:

  Net increase in deposits                                                                57,871           4,241
  Proceeds from FHLB advances and other borrowings                                     1,187,690       3,456,227
  Repayments on FHLB advances and other borrowings                                    (1,236,315)     (3,391,996)
  Net change in advance payments by borrowers for taxes and insurance                     (2,297)         (1,725)
  Cash dividends paid                                                                     (2,365)         (1,760)
  Payments to acquire common stock for treasury stock and stock options exercised            (56)         (5,560)
                                                                                     -----------     -----------
        Net cash provided by financing activities                                          4,528          59,427
                                                                                     -----------     -----------
Net increase in cash and cash equivalents                                                 40,174           5,373
Cash and cash equivalents at beginning of period                                          23,213          20,970
                                                                                     -----------     -----------
Cash and cash equivalents at end of period                                           $    63,387     $    26,343
                                                                                     ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                         $    55,504     $    58,622
                                                                                     ===========     ===========
    Income taxes                                                                     $     6,031     $     4,175
                                                                                     ===========     ===========
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans                                           $        27     $       304
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

      The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and nine months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2002.

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


(2) IMPACT OF RECENT ACCOUNTING STANDARDS

      On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recognized an after-tax loss from the cumulative effect of adoption of $461,000, or $0.08 per share, representing the initial adjustment to fair value of certain derivative instruments, including a pre-tax adjustment of $743,000 related to interest rate swaps designed to reduce its exposure to interest rate changes, partially offset by a pre-tax adjustment of $45,000 related to commitments to originate and sell mortgage loans for sale that hedge its secondary market activities. Changes to the fair value of derivative instruments are recognized in non-interest income each quarter, and additions to pre-tax income of $958,000, or approximately $0.10 per share, and $891,000, or approximately $0.10 per share, were recognized for the third quarter and first nine months, respectively, of fiscal year 2002.

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125." Certain disclosure provisions required by SFAS No. 140 were effective immediately, with additional requirements related to SFAS No. 140 effective beginning March 31, 2001. The adoption of SFAS No. 140 had no effect on the Company's consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 goodwill will no longer be amortized, and will instead be subject to assessment for impairment, and intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 on April 1, 2002. At December 31, 2001, the Company had $1.1 million of goodwill on its balance sheet with an annual amortization rate of approximately $92,000.


(3) PENDING ACQUISITION

      On October 1, 2001, the Company and People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, jointly announced that they had signed a definitive agreement pursuant to which the Company will acquire People's for approximately $72 million in cash and stock. People's reported total assets of $915.8 million, total deposits of $561.1 million and total stockholders' equity of $39.1 million at December 31, 2001. On February 4, 2002, stockholders of both companies voted to approve the merger agreement. Under the terms of the merger agreement, People's stockholders could elect to receive either 1.2644 shares of the Company's common stock (and cash in lieu of any fractional share) or $22.00 in cash for each share of People's common stock they own. The value of the FIRSTFED common stock will be evaluated during a 20-day measurement period shortly before the closing of the merger. If during this period the average closing price of the FIRSTFED stock declines below $13.92 (causing the value of 1.2644 shares of FIRSTFED stock to be less than $17.60), and the market value of FIRSTFED common stock underperforms the "SNL New England Thrift Index" by more than 15%, People's has the right to terminate the merger. FIRSTFED would have the right to cancel the termination by increasing the number of shares of FIRSTFED stock it is to exchange to a specified level. If the average closing price of FIRSTFED common stock during the measurement period increases to $20.88 or more, the value of the shares of FIRSTFED common stock to be exchanged for each share of People's common stock will be limited to $26.40. The elections of People's shareholders will be subject to the requirement that 55% of People's shares be exchanged for cash and 45% be exchanged for the Company's common stock. Upon consummation of the merger, former shareholders of People's will own approximately 23% of the Company's outstanding shares. The transaction, which would increase the Company's assets from $1.7 billion as of December 31, 2001 to approximately $2.6 billion, is expected to be completed prior to March 31, 2002, subject to certain conditions including approval of the regulators of both companies. In accordance with SFAS No. 141 and SFAS No. 142, the Company will use the purchase method of accounting for the merger, as well as the new accounting standards for goodwill and other intangible assets.

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

                              RESULTS OF OPERATIONS

OVERVIEW

      Net income increased $1.9 million, or 87.7%, to $4.0 million for the third quarter of fiscal year 2002 from $2.1 million for the third quarter of fiscal year 2001. Diluted earnings per share ("EPS") increased 83.8% to $0.68 for the third quarter of fiscal year 2002 from $0.37 per share for the third quarter of fiscal year 2001. Income before income tax expense increased $3.3 million, or 106.7%, to $6.4 million, as a result of increases in net interest income of $1.1 million and non-interest income of $2.5 million, partially offset by an increase in non-interest expense of $316,000.

      Year to date net income before the cumulative effect of adoption of SFAS No. 133 was $10.3 million for the first nine months of fiscal year 2002, an increase of $3.6 million, or 54.2%, from net income of $6.7 million for the first nine months of fiscal year 2001. After the cumulative effect of adoption of SFAS No. 133, net income was $9.9 million for the first nine months of fiscal year 2002, an increase of $3.2 million, or 47.3%, as compared to the first nine months of fiscal year 2001. Diluted EPS before the cumulative effect of adoption of SFAS No. 133 increased 55.3% to $1.77 for the first nine months of fiscal year 2002 from $1.14 for the first nine months of fiscal year 2001. After the cumulative effect of adoption of SFAS No. 133, diluted EPS was $1.69 for the first nine months of fiscal year 2002, an increase of 48.2% as compared to the first nine months of fiscal year 2001. Income before income tax expense increased $6.2 million, or 63.6%, to $15.9 million, as a result of increases in net interest income of $2.0 million and non-interest income of $4.5 million, partially offset by an increase in non-interest expense of $306,000.

      The growth in EPS for the third quarter and year to date periods of fiscal year 2002, compared to the same periods of fiscal year 2001, was caused primarily by the growth in net income. Gain on sale of mortgage loans contributed $0.20 per share and $0.37 per share to EPS for the third quarter of fiscal year 2002 and the first nine months of fiscal year 2002, respectively, as compared to $0.02 per share and $0.04 per share for the third quarter of fiscal year 2001 and the first nine months of fiscal year 2001, respectively.

      Return on average stockholders' equity increased to 12.99% for the third quarter of fiscal year 2002 and 10.95% for the first nine months of fiscal year 2002, compared to 8.04% and 8.56% for the respective periods of fiscal year 2001. Return on average assets increased to 0.93% for the third quarter of fiscal year 2002 and 0.77% for the first nine months of fiscal year 2002, compared to 0.51% and 0.54% for the respective periods of fiscal year 2001.

NET INTEREST INCOME

      Net interest income before provision for loan losses increased $1.1 million, or 13.7%, to $9.5 million for the third quarter of fiscal year 2002 from $8.4 million for the third quarter of fiscal year 2001. The net interest rate spread and net interest margin were 2.03% and 2.36% for the third quarter of fiscal year 2002, compared to 1.88% and 2.15%, respectively, for the third quarter of fiscal year 2001.

      Year to date net interest income before provision for loan losses increased $2.0 million, or 7.7%, to $27.9 million for the first nine months of fiscal year 2002 from $25.9 million for the first nine months of fiscal year 2001. The net interest rate spread and net interest margin were 1.96% and 2.30% for the first nine months of fiscal year 2002, compared to 1.96% and 2.24%, respectively, for the first nine months of fiscal year 2001.

      The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during the third quarter and year to date periods of fiscal year 2002, compared to the same periods of fiscal year 2001, were due to several key factors. Declining market interest rates and related consumer preferences resulted in the Company's shift to origination of fixed-rate mortgages that are generally sold in the secondary market, from origination of adjustable-rate mortgages that are generally retained for portfolio. In addition, prepayment speeds on mortgage loans increased due primarily to refinancing activity. This economic environment, combined with the Company's business development and cross-selling efforts, contributed to growth in commercial and consumer loans and deposits. The decline in FHLB advances and other borrowings reflected a greater reliance on deposits for funding balance sheet growth, while borrowing costs also declined. Lastly, the growth in investment and mortgage-backed securities resulted from management's strategy to maintain the Company's leverage in fiscal year 2002.

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

                                                                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                                 2001                                      2000
                                                --------------------------------------    --------------------------------------
                                                                             AVERAGE                                   AVERAGE
                                                  AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                                  BALANCE      INTEREST        COST         BALANCE      INTEREST        COST
                                                --------------------------------------    --------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
   Loans receivable, net and
    mortgage loans held for sale (1)            $  956,329    $   16,996         7.11%    $1,006,240    $   19,857         7.89%
   Investment securities (2)                        70,564           763         4.29         46,747           840         7.13
   Mortgage-backed securities (3)                  577,329         7,659         5.31        492,806         8,347         6.78
                                                --------------------------------------    --------------------------------------
       Total interest-earning assets             1,604,222        25,418         6.34      1,545,793        29,044         7.52
                                                              ------------------------                  ------------------------
  Noninterest-earning assets                       100,441                                    99,146
                                                ----------                                ----------
       Total assets                             $1,704,663                                $1,644,939
                                                ==========                                ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   Deposits (4)                                 $  669,463         5,935         3.52     $  609,129         6,755         4.40
   FHLB advances and other borrowings              794,168         9,959         4.98        845,875        13,915         6.53
                                                --------------------------------------    --------------------------------------
       Total interest-bearing liabilities        1,463,631        15,894         4.31      1,455,004        20,670         5.64
                                                              ------------------------                  ------------------------
  Noninterest-bearing liabilities (5)              118,954                                    84,846
                                                ----------                                ----------
       Total liabilities                         1,582,585                                 1,539,850
  Stockholders' equity                             122,078                                   105,089
                                                ----------                                ----------
       Total liabilities and stockholders'
         equity                                 $1,704,663                                $1,644,939
                                                ==========                                ==========

Net interest rate spread (6)                                  $    9,524         2.03%                  $    8,374         1.88%
                                                              ========================                  ========================
Net interest margin (7)                                                          2.36%                                     2.15%
                                                                            ==========                                ==========
Ratio of interest-earning assets to interest-
 bearing liabilities                                109.61%                                   106.24%
                                                ==========                                ==========

                                                                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                                 2001                                      2000
                                                --------------------------------------    --------------------------------------
                                                                             AVERAGE                                   AVERAGE
                                                  AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                                  BALANCE      INTEREST        COST         BALANCE      INTEREST        COST
                                                --------------------------------------    --------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
   Loans receivable, net and
    mortgage loans held for sale (1)            $  973,917    $   53,924         7.38%    $  976,591    $   57,416         7.84%
   Investment securities (2)                        72,085         2,650         4.88         44,570         2,369         7.05
   Mortgage-backed securities (3)                  562,763        24,371         5.77        514,733        25,435         6.59
                                                --------------------------------------    --------------------------------------
       Total interest-earning assets             1,608,765        80,945         6.70      1,535,894        85,220         7.40
                                                              ------------------------                  ------------------------
  Noninterest-earning assets                       102,525                                    99,903
                                                ----------                                ----------
       Total assets                             $1,711,290                                $1,635,797
                                                ==========                                ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   Deposits (4)                                 $  654,301        19,280         3.91     $  608,449        19,460         4.25
   FHLB advances and other borrowings              830,424        33,790         5.40        839,102        39,869         6.31
                                                --------------------------------------    --------------------------------------
       Total interest-bearing liabilities        1,484,725        53,070         4.74      1,447,551        59,329         5.44
                                                              ------------------------                  ------------------------
  Noninterest-bearing liabilities (5)              107,006                                    84,380
                                                ----------                                ----------
       Total liabilities                         1,591,731                                 1,531,931
  Stockholders' equity                             119,559                                   103,866
                                                ----------                                ----------
       Total liabilities and stockholders'
         equity                                 $1,711,290                                $1,635,797
                                                ==========                                ==========

Net interest rate spread (6)                                  $   27,875         1.96%                  $   25,891         1.96%
                                                              ========================                  ========================
Net interest margin (7)                                                          2.30%                                     2.24%
                                                                            ==========                                ==========
Ratio of interest-earning assets to interest-
 bearing liabilities                                108.35%                                   106.10%
                                                ==========                                ==========

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

PROVISION FOR LOAN LOSSES

      The Company's provision for loan losses remained unchanged at $300,000 for the third quarters of fiscal years 2002 and 2001, and $900,000 for the first nine months of fiscal years 2002 and 2001. The allowance for loan losses was $14.0 million, or 1.55% of loans receivable, at December 31, 2001, compared to $13.2 million, or 1.34% of loans receivable at March 31, 2001.

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

NON-INTEREST INCOME

      Non-interest income increased $2.5 million, or 114.1%, to $4.6 million for the third quarter of fiscal year 2002 from $2.1 million for the third quarter of fiscal year 2001. This increase was primarily attributable to increases of $1.7 million in gain on sale of mortgage loans, net, $123,000 in service charges on deposit accounts and $473,000 in other non-interest income.

      Year to date non-interest income increased $4.5 million, or 69.1%, to $11.0 million for the first nine months of fiscal year 2002 from $6.5 million for the first nine months of fiscal year 2001. This increase was primarily attributable to increases of $3.0 million in gain on sale of mortgage loans, net, $1.0 million in gain on sale of securities available for sale, $343,000 in trust fee income, and $314,000 in service charges on deposit accounts, partially offset by a decrease of $347,000 in loan servicing income.

      The quarterly and year-to-date increases in gain on sale of mortgage loans, net, were due primarily to a higher volume of fixed rate loans originated for sale and more favorable loan pricing during fiscal year 2002. Mortgage servicing rights were capitalized totaling $1.2 million and $218,000 for the third quarters of fiscal year 2002 and 2001, respectively, and $3.4 million and $504,000 for the first nine months of fiscal year 2002 and 2001, respectively. In addition, increases in gain on sale of mortgage loans, net, of $858,000 for the third quarter of fiscal year 2002 and $882,000 for the first nine months of fiscal year 2002 were recognized as a result of changes in fair value of derivative instruments utilized in secondary market hedging activities following the adoption of SFAS No. 133 on April 1, 2001. Management of the Company believes that the adoption of SFAS No. 133 has introduced the potential for greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time as market conditions change.

      The year-to-date decrease in loan servicing income was due primarily to a $240,000 addition to the valuation allowance for mortgage servicing rights during the second quarter of fiscal year 2002, based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts in September 2001 versus June 2001. The balance of the valuation allowance amounted to $490,000 at December 31, 2001 and $250,000 at March 31, 2001. Amortization of mortgage servicing rights, including the addition to the valuation allowance, totaled $2.3 million and $1.8 million for the first nine months of fiscal year 2002 and 2001, respectively.

      The quarterly and year-to-date increases in service charges on deposit accounts were due primarily to a higher fee rate structure. The year-to-date increase in trust fee income was due to continued growth at the Trust Company, which opened in February 2000. The quarterly increase in other non-interest income was due primarily to an increase in the fair value of investments in certain employee benefit plans, which is offset by a corresponding increase in other non-interest expense.

NON-INTEREST EXPENSE

      Non-interest expense increased $316,000, or 4.4%, to $7.4 million for the third quarter of fiscal year 2002 from $7.1 million for the third quarter of fiscal year 2001, due primarily to an increase of $276,000 in other non-interest expense. The increase in other non-interest expense was due primarily to an increase in the fair value of investments in certain employee benefit plans.

      Year to date non-interest expense increased $306,000, or 1.4%, to $22.1 million for the first nine months of fiscal year 2002 from $21.8 million for the first nine months of fiscal year 2001, due primarily to increases of $270,000 in compensation and benefits and $207,000 in data processing expense, partially offset by a decrease of $235,000 in advertising and business promotion expense.

INCOME TAXES

      Income tax expense increased $1.4 million, or 148.6%, to $2.4 million for the third quarter of fiscal year 2002 from $966,000 for the third quarter of fiscal year 2001. Year to date income tax expense increased $2.6 million, or 84.3%, to $5.6 million for the first nine months of fiscal year 2002 from $3.0 million for the first nine months of fiscal year 2001. These increases were due primarily to increased income before income tax expense. The Company's effective tax rate increased to 35.2% during the first nine months of fiscal year 2002 from 31.3% for the first nine months of fiscal year 2001, due primarily to the effects of an increase in the statutory federal income tax rate based on a higher taxable earnings threshold, increased state taxes and appreciation of FIRSTFED stock contributed to the Company's Employee Stock Ownership Plan.

                               FINANCIAL CONDITION

OVERVIEW

      Total assets increased $27.7 million, or 1.7%, to $1.699 billion at December 31, 2001 from $1.671 billion at March 31, 2001. This growth was primarily attributable to increases of $36.6 million in short-term investments, $28.9 million in mortgage-backed securities available for sale, $28.2 million in mortgage loans held for sale, and $16.1 million in investment securities available for sale, partially offset by a decrease of $87.6 million in loans receivable, net.

      The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                  DECEMBER 31, 2001          MARCH 31, 2001
                                ---------------------    ---------------------
                                             PERCENT                  PERCENT
                                  AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                ----------   --------    ----------   --------
                                             (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential                   $  527,001      57.26%   $  680,527      67.49%
  Commercial real estate            64,192       6.97        44,375       4.40
  Construction and land             68,455       7.44        72,225       7.16
                                ----------   --------    ----------   --------
        Total mortgage loans       659,648      71.67       797,127      79.05
                                ----------   --------    ----------   --------
Commercial Loans                   136,141      14.79        94,681       9.39
                                ----------   --------    ----------   --------
Consumer Loans:
  Home equity lines                 64,770       7.04        45,191       4.48
  Second mortgages                  50,227       5.45        61,759       6.12
  Other consumer loans               9,643       1.05         9,665        .96
                                ----------   --------    ----------   --------
        Total consumer loans       124,640      13.54       116,615      11.56
                                ----------   --------    ----------   --------
     Total loans receivable        920,429     100.00%    1,008,423     100.00%
                                             ========                 ========
Less:
  Allowance for loan losses        (14,049)                 (13,233)
  Undisbursed proceeds of
   Construction mortgages
     in process                    (18,038)                 (19,445)
  Deferred loan origination
    costs, net                       1,262                    1,429
                                ----------               ----------
    Loans receivable, net       $  889,604               $  977,174
                                ==========               ==========

      Balance sheet growth was primarily funded by an increase of $57.9 million, or 8.2%, in deposit balances, partially offset by a decrease of $48.6 million, or 6.0%, in FHLB advances and other borrowings during the first nine months of fiscal year 2002. The increase in deposits included increases of $49.9 million in demand and savings accounts and $8.0 million in certificate accounts.

      Total stockholders' equity increased $9.7 million, or 8.7%, to $121.3 million at December 31, 2001, from $111.6 million at March 31, 2001. The increase is due primarily to $9.9 million in net income, $1.3 million in earned Stock-based Incentive Plan awards, and a $582,000 increase in the fair market value of securities available for sale, net of tax, partially offset by $2.4 million in dividends paid to stockholders. Stockholders' equity to assets was 7.14% at December 31, 2001, compared to 6.68% at March 31, 2001. Book value per share increased 6.4% to $20.82 at December 31, 2001 from $19.57 at March 31, 2001.

      At December 31, 2001 and March 31, 2001, mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements amounted to $1.563 billion and $1,531 billion, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

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

      The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash, short-term investments, mortgage loans held for sale, investments in trading securities, investment securities available for sale, and mortgage-backed securities available for sale totaled $685.2 million, or 40.3% of total assets.

      The Company has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At December 31, 2001, the Company had $766.1 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $134.9 million. The Company uses FHLB advances and other borrowings to fund asset growth and other cash flow needs, and may continue to do so in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings. At December 31, 2001, the putable advances portfolio totaled $159.0 million, consisting of eight advances with an average rate of 5.34%, an average life to maturity of 7.2 years and an expected average life of 2.4 years. The expected average life calculated by the Bank may or may not mirror the FHLB's actual decision to exercise its option to terminate the advances.

      At December 31, 2001, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $188.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from December 31, 2001 totaled $288.4 million. Based upon historical experience with deposit retention, the Company expects that it will retain a majority of maturing certificate accounts.

      At December 31, 2001, the Bank exceeded all of its regulatory capital requirements. The Bank's tangible capital of $111.8 million, or 6.63% of total adjusted assets, was above the required level of $33.7 million or 2.0%; Tier 1 core capital of $111.8 million, or 6.63% of total adjusted assets, was above the required level of $67.4 million, or 4.0%; risk-based capital of $119.2 million, or 13.30% of risk-weighted assets, was above the required level of $71.7 million or 8.0%, and Tier 1 risk-based capital of $111.8 million, or 12.05% of risk-weighted assets, was above the required level of $35.9 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at December 31, 2001.

      The Company expects the Bank's Tier 1 core capital ratio to be approximately 5.0% upon consummation of the merger with People's. If the Bank does not maintain a Tier 1 core capital ratio of 5.0%, its regulatory classification would change from "well capitalized" to "adequately capitalized." Although an "adequately capitalized" classification means that First Federal complies with all applicable minimum regulatory capital requirements, reclassification as "adequately capitalized" would have certain adverse consequences such as increased FDIC insurance premiums and a prohibition on accepting brokered deposits without prior FDIC approval. Under the current FDIC regulations, institutions which qualify as well capitalized are assessed 0.17 basis points per

$100 of deposits, depending on the risk of the institution as compared to 3 to 24 basis points for "adequately capitalized" institutions. The Company expects to fund the cash payment to People's stockholders from its cash and cash equivalents. The Company has obtained a commitment from a third party for an unsecured loan of approximately $10 million. The loan is expected to close prior to the consummation of the merger. Proceeds from this loan may be used for general corporate purposes including the payment of such funds to the Bank as a capital contribution, thereby raising the Bank's level of Tier 1 capital. The funding of the loan or any other form of capital raising is not a condition to the consummation of the merger under the terms of the merger agreement.

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

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2001, the Company's cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a positive 9.12%. Accordingly, during a period of falling interest rates, the Company's interest-earning assets would be expected to reprice downward at a faster rate than its interest-bearing liabilities, which, consequently, may negatively affect the Company's net interest income. During a period of rising interest rates, the Company's interest-earning assets would be expected to reprice upward at a faster rate than its interest-bearing liabilities, which, consequently, may positively affect the Company's net interest income.

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

ASSET QUALITY

       Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned ("REO") and other repossessed assets. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $58,000 for the three months ended December 31, 2001 and $108,000 for the nine months ended December 31, 2001.

                                                             AT DECEMBER 31,       AT MARCH 31,
                                                                   2001                2001
                                                             ---------------     ---------------
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
 Mortgage loans:
  One-to-four family ....................................    $           729     $           431
  Construction and land .................................              1,382                  --
                                                             ---------------     ---------------
    Total mortgage loans ................................              2,111                 431
                                                             ---------------     ---------------
 Commercial loans .......................................                628                 821
                                                             ---------------     ---------------
 Consumer loans:
  Second mortgages ......................................                 56                  56
  Other consumer loans ..................................                 32                  24
                                                             ---------------     ---------------
    Total consumer loans ................................                 88                  80
                                                             ---------------     ---------------
    Total non-accrual loans .............................              2,827               1,332
Real estate owned, net (1) ..............................                 --                 175
Other repossessed assets, net ...........................                 20                  --
                                                             ---------------     ---------------
  Total non-performing assets ...........................    $         2,847     $         1,507
                                                             ===============     ===============
Allowance for loan losses as a percent of loans (2) .....               1.55%               1.34%
Allowance for loan losses as a percent
  of non-accrual loans (3) ..............................                497%                993%
Non- accrual loans as a percent of loans (2)(3) .........               0.31%               0.13%
Non-performing assets as a percent of total assets (4) ..               0.17%               0.09%

(1) REO balances are shown net of related valuation allowances.
(2) Loans includes loans receivable, net, excluding allowance for loan losses.
(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(4) Non-performing assets consist of non-performing loans, REO and other repossessed assets.

      The increase in non-performing assets during the first nine months of fiscal year 2002 is primarily due to an increase of $1.7 million in non-accrual one-to-four family mortgage loans, including $1.4 million in the construction and land category.

      Allowance for Loan Losses. The allowance for loan losses is based on management's ongoing review and estimate of the credit losses inherent in the loan portfolio. Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the

Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

      The allowance for loan losses totaled $14.0 million at December 31, 2001, an increase of $816,000, or 6.2%, as compared to $13.2 million at March 31, 2001. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                           ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                         ----------------------      ----------------------
                                           2001          2000          2001          2000
                                         --------      --------      --------      --------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period ......    $ 13,725      $ 12,783      $ 13,233      $ 12,275
Provision for loan losses ...........         300           300           900           900
                                         --------      --------      --------      --------
Charge-offs:
  One-to-four family mortgage loans .          --           (27)           --           (42)
  Commercial loans ..................          --            --           (68)          (58)
  Consumer Loans:
    Home equity lines ...............          (4)           (2)           (7)           (4)
    Second mortgages ................          --            (5)           --           (14)
    Other consumer ..................         (63)          (16)         (102)          (27)
                                         --------      --------      --------      --------
         Total ......................         (67)          (50)         (177)         (145)
Recoveries ..........................          91            33            93            36
                                         --------      --------      --------      --------
Balance at end of period ............    $ 14,049      $ 13,066      $ 14,049      $ 13,066
                                         ========      ========      ========      ========

Ratio of net recoveries (charge-offs)
  during the period to average loans
  outstanding during the period .....        0.01%        (0.01%)       (0.01%)       (0.01%)

      Management was influenced by several key factors as a basis for maintaining the level of the Company's provisions for loan losses, which resulted in increases in the balance of the allowance for loan losses and as a percent of the total loan portfolio during fiscal year 2002. Although the Company's non-performing loans and charge-offs have remained low, there has been a significant shift in the composition of the loan portfolio during the reporting periods of fiscal year 2002 as compared to fiscal year 2001. The residential mortgage portfolio has decreased due primarily to a low fixed rate environment, which resulted in high refinancing activity, while the commercial and consumer loan portfolios have shown significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. In addition, management believes that current economic conditions, including rising unemployment rates in its key market area of southeastern New England, could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

      The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at December 31, 2001, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

      b) Reports on Form 8-K

            A current report of Form 8-K was filed on October 2, 2001, attaching the press release issued on October 1, 2001 announcing the signing of a definitive agreement to acquire People's Bancshares, Inc.


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

                                    FIRSTFED AMERICA BANCORP, INC.
                                    Registrant

Date: February 13, 2002             /s/ Robert F. Stoico
                                    --------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: February 13, 2002             /s/ Edward A. Hjerpe III
                                    ------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)