Form 10-K
period 2002-03-31
FIRSTFED AMERICA BANCORP INC
filed 2002-06-25
CIK 1023640

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                          COMMISSION FILE NO.: 1-12305

                         FIRSTFED AMERICA BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      04-3331237
         (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

  ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS                             02777
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 679-8181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

                          THE AMERICAN STOCK EXCHANGE
                     (NAME OF EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $199.3 million and is based upon the last sales price as listed on The American Stock Exchange for June 5, 2002.

     The number of shares of Common Stock outstanding as of June 5, 2002 is 8,169,809.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2002 are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.................................................................    2
  Item 1.  Business....................................................    2
  Item 2.  Properties..................................................   18
  Item 3.  Legal Proceedings...........................................   18
  Item 4.  Submission of Matters to a Vote of Security Holders.........   18
PART II................................................................   18
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   18
  Item 6.  Selected Financial Data.....................................   18
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   19
  Item     Quantitative and Qualitative Disclosures About Market
     7A.   Risk........................................................   41
  Item 8.  Financial Statements and Supplementary Data.................   42
  Item 9.  Change in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   42
PART III...............................................................   42
  Item     Directors and Executive Officers of the Registrant..........   42
     10.
  Item     Executive Compensation......................................   42
     11.
  Item     Security Ownership of Certain Beneficial Owners and
     12.   Management and Related Stockholder Matters..................   42
  Item     Certain Relationships and Related Transactions..............   42
     13.
PART IV................................................................   43
  Item     Exhibits, Financial Statement Schedules, and Reports on Form
     14.   8-K.........................................................   43

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion (the "conversion") from mutual to stock form of ownership. The Company was incorporated on September 6, 1996 under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). On January 15, 1997, the Bank completed its conversion, and the Company concurrently issued 8.7 million shares of common stock, raising $77.6 million of net proceeds. The Company utilized $43.4 million of such net proceeds to acquire all of the outstanding stock of the Bank. At March 31, 2002, the Company had consolidated total assets of $2.294 billion and total stockholders' equity of $155.3 million.

     The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally chartered savings and loan association in 1959. In 1983, the Bank became a federally chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage-banking activities to its operations. On February 28, 2002, the Company completed the acquisition of People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, for $40.3 million in cash and 1.9 million shares of the Company's common stock (the "People's acquisition"). The People's acquisition included total assets of $968.7 million, 12 banking offices, and nine offices of People's Mortgage Corporation ("PMC"), People's wholly-owned mortgage banking subsidiary. In conjunction with the conversion of the acquired banking offices to the Company's systems in May 2002, two of the People's banking offices and one of the Bank's banking offices were closed and consolidated with nearby banking offices in Massachusetts.

     The Company conducts business from its administrative, operations, and banking offices located in Swansea, Massachusetts and its 24 other banking offices located in the municipalities of Fall River, Attleboro, Brockton, Easton, New Bedford, Seekonk, Somerset, Stoughton, and Taunton, Massachusetts and Pawtucket, Providence, East Providence, Middletown, Warwick, and Cranston, Rhode Island, and its five loan origination centers located in Yarmouth, Auburn, Agawam and Burlington, Massachusetts, and East Greenwich, Rhode Island. PMC, a wholly-owned subsidiary of the Bank, also operates nine mortgage offices in Andover, Easton, and Wellesley, Massachusetts, Portsmouth, Rhode Island, Hamden, Connecticut and Chester, Lutherville, Severna Park, and Upper Marlborough, Maryland. The Company plans to open a twenty-sixth banking office in East Greenwich, Rhode Island in the second quarter of fiscal year 2002.

     The Company's principal business has been and continues to be attracting retail and business deposits in the areas surrounding its banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in residential, commercial, and consumer loans and mortgage-backed securities ("MBS"). Through its banking offices and five loan origination centers, the Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to loans sold. Through its PMC mortgage offices, loans are generally originated for sale in the secondary market with servicing rights released. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loan portfolios, and interest and dividends on its investment and mortgage-backed securities and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank of Boston ("FHLB") advances and other borrowings.

     In 1999, the Company formed the FIRSTFED INSURANCE AGENCY, LLC ("Agency"). In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc.

and All Risk Insurance Agency of Swansea, bringing the total number of customers of the Agency to over 4,000. In March 2002, the Agency entered into a joint partnership with three Rhode Island insurance agencies, Atlantic Insurance Partners, Riley Insurance and Allen Cochran Insurance, to form the Insurance Group of Newport. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. In February 2000, the Company formed the FIRSTFED TRUST COMPANY, N.A. ("Trust Company") to provide investment and fiduciary services in the Rhode Island and southeastern Massachusetts marketplace. The Trust Company is a joint venture with certain members of the Metcalf and Danforth families of Rhode Island. In addition to their 35% ownership interest, the families are also significant clients of the Trust Company.

     The Company's executive offices are located at ONE FIRSTFED PARK, Swansea Mall Drive, Swansea, Massachusetts 02777. The telephone number is (508) 679-8181.

     Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by reference to Items 6, 7 and 8 herein.

MARKET AREA AND COMPETITION

     The Company is a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves in Southeastern New England and, to a lesser degree, the Mid-Atlantic region. The Company's deposit gathering is concentrated in the communities surrounding its full service banking offices. The Company's main banking office is located in Fall River, Massachusetts. Fall River is located in the southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Company's banking offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River, New Bedford, Brockton and Taunton, Massachusetts, Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

     While the economy in Southeastern New England has generally been positive in recent years, the area has lagged behind the rest of New England and the rest of the nation. Unemployment rates in the Providence-Fall River area and in New Bedford are currently higher than the national and state averages but have improved from the mid-1990s. Small businesses, service firms and tourism form the backbone of the region's economy. Cuts to the defense industry and uncertainty in the technology industry have resulted in decreased employment opportunities in the region. However, many significant employers, such as The Acushnet Company, Fidelity Investments, Textron, American Power Conversion, ON Semiconductor and Hasbro are located in the region.

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

     From the mid-1980s through the early 1990s, the Bank's operating strategy was to control growth while building its loan servicing portfolio and the resultant fee income. As part of this strategy, the Bank increased market share through its mortgage banking activities. Interest-rate risk was managed by generally retaining adjustable rate one-to-four family loans and selling longer term fixed-rate one-to-four family loans in the secondary market on a servicing retained basis. Beginning in 1993, the Bank began to focus more heavily on building its loan and deposit franchise and increasing its level of interest-earning assets and retail deposits. At that time, the Bank began to expand its franchise in its existing market area and other areas in Southeastern Massachusetts and Rhode Island through the establishment of de novo banking offices and new loan origination facilities. Since 1994, the Bank has opened nine banking offices in Seekonk, Swansea and New Bedford, Massachusetts and Providence, East Providence, Middletown, Pawtucket, Warwick and Cranston, Rhode Island and a loan origination office in Burlington, Massachusetts. In addition, the Company opened a centralized administrative and operations center in 1997 in Swansea, Massachusetts. Pursuant to this expansion strategy, the Company seeks new banking and loan production offices within its primary market area.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one-to-four family residences. At March 31, 2002, total loans receivable was $1.160 billion, of which $629.1 million were one-to-four family residential mortgage loans, or 54.2% of the Company's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $6.2 million of multi-family residential loans, or 0.5% of total loans receivable; $115.2 million of commercial real estate loans, or 9.9% of total loans receivable; $63.8 million of construction and land loans, or 5.5% of total loans receivable; $200.0 million of commercial loans, or 17.2% of total loans receivable; and $145.6 million of consumer loans, or 12.6% of total loans receivable, consisting of $83.0 million of home equity lines of credit, $48.9 million of second mortgages and $13.7 million of other consumer loans. After including allowance for loan losses, undisbursed proceeds of construction mortgages in process, and deferred loan origination fees, loans receivable, net was $1.126 billion at March 31, 2002. At that same date, 60.0% of the Company's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index. The Company had $126.7 million of mortgage loans held for sale at March 31, 2002, consisting of one-to-four family mortgage loans.

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

     Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its 25 banking offices and five loan origination centers and nine PMC mortgage offices, and also in a network of approximately 50 approved loan correspondents, wholesale loan brokers and other financial institutions approved by the Company. All loans originated by the Company either through internal sources or through loan correspondents are underwritten by the Company pursuant to the Company's policies and procedures. For the fiscal year ended March 31, 2002, the Company's loan correspondents originated $256.1 million in loans. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, adjustable-rate residential mortgage loans are originated by the Company for investment in its own portfolio while longer-term fixed rate residential mortgage loans are originated for sale. While the Company has in the past, from time to time, retained fixed-rate one-to-four family loans and sold adjustable-rate one-to-four family loans, it is the general policy of the Company to sell substantially all of the one-to-four family fixed-rate mortgages loans with maturities over 10 years that it originates and to retain substantially all fixed-rate loans with maturities of up to and including 10 years and all adjustable-rate one-to-four family mortgage loans which it originates. The one-to-four family loan products currently originated for sale by the Company include a variety of mortgage loans which conform to the underwriting standards specified by Fannie Mae and Freddie Mac ("conforming loans") and loans which do not conform to Fannie Mae or Freddie Mac standards due to loan amounts ("jumbo loans"), or which otherwise vary from agency underwriting standards. The Company also sells all mortgage loans insured by the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). All one-to-four loans sold by the Company are sold pursuant to master commitments negotiated with Fannie Mae, Freddie Mac, FHLB and other investors to purchase loans meeting such investors defined criteria. Although the Company has entered into master commitment contracts, such contracts generally do not require the purchasers to buy or the Company to deliver a specific amount of mortgage loans.

     The Company currently sells substantially all longer-term fixed rate conforming mortgage loans it originates to Fannie, Mae, Freddie Mac, FHLB and private investors. All loans are sold either without recourse or with limited recourse to the Company in the event of default or pre-payment. The Company generally retains the servicing rights on the mortgage loans sold to Fannie Mae, Freddie Mac and FHLB, but generally sells all VA, FHA, long-term jumbo loans and non-conforming loans to institutional investors on a servicing released basis. Loans originated by PMC are sold servicing released to individual investors.

     Between the time the Company issues loan commitments and the time such loans or the securities into which they are converted are sold, the Company is exposed to movements in the market price due to changes in the market interest rates. The Company manages this risk by utilizing forward cash sales of loan or mortgage backed securities primarily to Fannie Mae, Freddie Mac and FHLB (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments") and in the case of PMC where all loans are sold by obtaining commitments from individual investors on a loan by loan basis. Generally, the Company attempts to cover between 85% and 90% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sales commitments. However, the type, amount and delivery date of forward sale commitments the Company will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates of closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan origination and purchases and management's estimates can expose the Company to gains and losses. If the Company is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Company may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Company will be successful in its effort to minimize interest-rate risk between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 2002, the Company had $56.2 million of forward sales commitments.

     At March 31, 2002, the Company was servicing its portfolio of $1.252 billion of loans receivable, net and mortgage loans held for sale and $1.588 billion of loans serviced for others, primarily consisting of conforming fixed-rate loans sold by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans, which have been sold by the Company. The gross servicing fee income from loans originated and purchased is generally .25 to .38 % of the total balance of the loan serviced.

     During the fiscal years ended March 31, 2002 and March 31, 2001, the Company originated $788.6 million and $368.5 million of residential mortgage loans, respectively, of which $152.4 million and $248.8 million respectively, were retained by the Company. The fixed-rate loans retained by the Company consisted primarily of loans with terms of 10 years or less. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The book value of mortgage servicing rights recognized as an asset by the Company, at March 31, 2002, net of amortization and valuation allowance, was $6.5 million.

     One-to-Four Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one-to-four family residences with maturities of up to 30 years. Substantially, all of such loans are secured by properties located in Southern New England and the Mid-Atlantic region. Loan originations are generally obtained from the Company's commissioned loan representatives, banking offices, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. Of the Company's $629.1 million of one-to-four family residential mortgage loans at March 31, 2002, $251.4 million, or 40.0%, were fixed-rate loans and $377.7 million, or 60.0%, were adjustable-rate loans.

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

     Multi-Family Lending. The Company originates adjustable-rate multi-family mortgage loans generally secured by five to 12 unit residential apartment buildings. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the experience, financial strength and other qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. The maximum amount of a multi-family loan is limited by the Company's loans-to-one borrower limit which, at March 31, 2002, was $21.9 million. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

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

     Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties such as manufacturing facilities, office buildings, retail facilities, recreation facilities, or apartment buildings located in the Company's primary market area. The Company's commercial real estate underwriting policy provides that commercial real estate loans may generally be made in amounts up to 80% of the appraised value of the property. To a lesser extent, the Company originates construction, acquisition and development loans to experienced developers known to the Company for the construction of residential or commercial properties. Construction and land loans to commercial developers are generally originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. Commercial real estate lending is limited by the Bank's regulatory loans-to-one borrower limit which at March 31, 2002 was $21.9 million. In reaching its decision on whether to make a commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history, and profitability and the value of the underlying property.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

     Commercial Lending. The Company also originates commercial loans to businesses generally operating in the Company's primary market area. Such loans are generally secured by equipment, inventory, accounts receivable, and real estate, in the case of owner-occupied commercial property where repayment is significantly dependent on the underlying business. The Company offers commercial loans in the form of term loans and lines of credit. When analyzing commercial loans, the Company considers primarily the expertise and financial resources of the borrower, the borrower's ability to repay the loan out of cash flow, the Company's lending history with the borrower and the value of the collateral.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to repay from the cash flow of the underlying business. As a result, the availability of funds for the repayment of commercial loans is substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on many factors, including the success of the business.

     Consumer Lending. The Company's consumer loans consist primarily of home equity lines of credit and second mortgage loans, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one-to-four family mortgage loans.

     The Company offers two types of home equity loans: a variable-rate "open-end line of credit" and a fixed-rate "second mortgage." Substantially all of the Company's home equity loans are secured by second liens on one-to-four family residences located in the Company's primary market area. Home equity lines of credit have variable rates of interest, which can generally adjust on a monthly basis. The interest rate on such loans is indexed to the prime rate as reported in The Wall Street Journal and generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loan-to-value ratio ("CLTV") on home equity loans is 80%; however, fixed-rate second mortgage loans up to $50,000 and lines of credit up to $25,000 can have an CLTV of up to 100% on the property as long as other underwriting criteria are satisfied. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest, which vary depending on the amortization period chosen by the borrower. The underwriting standards employed by the Company for home equity lines of credit and second mortgage loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     The Company also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Unsecured personal loans generally have a maximum borrowing limitation of $7,500 and generally allow a maximum debt ratio (the ratio of debt service to net earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile.

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

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Company primarily invests in mortgage-related securities (consisting of mortgage-backed pass-through securities and collateralized mort-gage obligations) guaranteed by government agencies or, if privately issued, rated A or better by either Moody's or Standard & Poor's. The Company designates investment securities as held to maturity, available for sale, or held for trading. The Company generally invests in securities as part of a wholesale investment strategy as well as to manage interest-rate risk and to maintain liquidity levels deemed appropriate by management. At March 31, 2002, the Company had short-term investments of $100.9 million, or 4.4% of assets, consisting of overnight deposits. At March 31, 2002, the Company's investment securities available for sale portfolio had a fair value of $84.7 million, or 3.7% of assets, and an amortized cost of $81.6 million. At March 31, 2002, the Company had no investment securities held to maturity.

     At March 31, 2002, the Company had invested $579.8 million, or 25.3% of assets, in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac or by private mortgage security issuers. The portfolio consisted of $578.6 million of mortgage-backed securities classified as available for sale, or 99.8% of total mortgage-backed securities, and $1.2 million of mortgage-backed securities classified as held to maturity, or 0.2% of total mortgage-backed securities. Of the $579.8 million in mortgage-backed securities, $407.5 million were adjustable-rate securities and $172.3 million were fixed-rate securities.

     Of the $407.5 million of adjustable-rate securities, $140.1 million were Ginnie Mae one year CMT indexed ARMs with 1% maximum annual rate adjustments and 5% maximum lifetime rate adjustments, $89.8 million were Fannie Mae and Freddie Mac one-year CMT and one-year LIBOR indexed ARMs with initial fixed-rate periods of one to five years, and 2% maximum annual rate adjustments and 6% maximum lifetime rate adjustments, $23.4 million were Fannie Mae and Freddie Mac Eleventh District Cost of Funds ("COFI") indexed monthly resetting ARMs with no annual rate caps, but with lifetime caps of 9.28% to 13.07%, $76.2 were Fannie Mae and privately issued COFI and one-year average CMT indexed collateralized mortgage obligations ("CMOs"), and $78.0 million were Ginnie Mae and privately issued LIBOR indexed CMOs.

     Of the $172.3 million of fixed-rate securities, $108.1 million were Ginnie Mae, Fannie Mae and Freddie Mac pass-through securities with average lives of approximately 4.4 years, and $64.2 million were Fannie Mae and AAA-rated privately issued CMOs with average lives of approximately 2.5 years.

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

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 2002, core deposits (defined as total deposits less certificate accounts) represented 43.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Company may, from time to time, solicit such deposits or utilize brokered deposits depending upon market conditions. The Company's average certificate balances increased to $441.5 million, or 56.8% of total average deposits, during the year ended March 31, 2002 from $407.0 million, or 61.0% of total average deposits, during the year ended March 31, 2001. The Company's cost of average deposits decreased to 3.27% for the year ended March 31, 2002 from 3.93% for the year ended March 31, 2001. At March 31, 2002, the weighted average remaining maturity of the Company's certificate accounts was 9.5 months.

     Borrowings. As part of its operating strategy, the Company utilizes advances from the FHLB and reverse repurchase agreements with securities dealers as alternatives to retail deposits to fund its operations. During the year ended March 31, 2002, the Company used FHLB borrowings to a greater extent to fund its purchase of mortgage-backed securities. FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB. At March 31, 2002, the Company had $754.8 million in outstanding advances from the FHLB and other borrowings.

SUBSIDIARY ACTIVITIES

     First Federal Savings Bank of America includes its wholly-owned subsidiaries: People's Mortgage Corporation, a Massachusetts corporation; FIRSTFED INVESTMENT CORPORATION, a Massachusetts security corporation; CELMAC INVESTMENT CORPORATION, also a Massachusetts security corporation; and several inactive corporations.

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

     People's Bancshares Capital Trust ("Capital Trust I"), a Delaware Business Trust formed in 1997, and People's Bancshares Capital Trust II ("Capital Trust II"), a New York Common Law Trust formed in 2000, of which the Company acquired all of the common securities as part of the People's acquisition. These trusts have no independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company.

PERSONNEL

     As of March 31, 2002, the Company had 592 authorized full-time employee positions and 111 authorized part-time employee positions, for a total of approximately 648 full-time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

     The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS deferred implementation of the interest rate risk capital charge and recently removed the interest rate risk components from its capital regulation. At March 31, 2002, the Bank met each of its capital requirements.

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. At March 31, 2002, the Trust Company met each of its capital requirements.

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

     Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, FDIC-insured institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for SAIF members approximated 1.86 basis points. By law, there was equal sharing of FICO payments between SAIF and Bank Insurance Fund ("BIF") members, which began on January 1, 2000.

     The Bank's assessment rate for fiscal 2002 ranged from 1.82 to 1.90 basis points and the premium paid for this period was $158,000. Payments toward the FICO bonds amounted to $144,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At March 31, 2002, the Bank's limit on loans to one borrower was $21.9 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $8.0 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a commercial bank charter. As of March 31, 2002, the Bank maintained 70.19% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries and off-balance sheet activity, as reported in the Bank's latest quarterly thrift financial report. Assessments paid by the Bank for the fiscal year ended March 31, 2002 totaled $295,000.

     The Trust Company must pay semi-annual assessments to the OCC to fund its operations. The OCC has adopted an assessment system applicable to national trust companies with less than $1 billion in managed assets, such as the Trust Company based on the amount of balance sheet assets and a flat fee. Assessments paid by the Trust Company for the fiscal year ended March 31, 2002 totaled $45,000.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2002 of $58.4 million.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

ACQUISITION OF CONTROL

     Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the outstanding voting stock of the Company or Bank, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company. A similar notice must be submitted to the OCC with respect to a change of control of the Trust Company.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     The Company, the Bank, FAB FUNDING, PMC and the Trust Company are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Agency is a partnership and subject to the rules under Subchapter K of the Code. The Company, the Bank, FAB FUNDING, and PMC, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes. The Trust Company files a separate corporate tax return and the Agency files a partnership tax return.

     In addition to regular corporate income tax, corporations are subject to an alternative minimum tax, which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items, which are generally applicable, include an amount equal to 75% of the amount by which a bank's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceeds its alternative minimum taxable income without regard to this preference. Alternative minimum tax paid can be credited against regular tax due in later years.

STATE AND LOCAL TAXATION

     Commonwealth of Massachusetts Taxation. The Company and its subsidiaries doing business in Massachusetts are subject to an annual Massachusetts excise tax. The tax rate is 10.50% on taxable income apportioned to Massachusetts. The definition of Massachusetts's taxable income is defined as federal taxable income subject to certain modifications. These modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Combined reporting is not permitted under Massachusetts's General Law.

     FIRSTFED INVESTMENT CORPORATION and CELMAC INVESTMENT CORPORATION meet certain definitional tests relating to investments that are not subject to the corporate excise tax, and are instead taxed on their gross income at the rate of 1.32%. The Agency is not subject to state tax because it is a partnership, but its partners are liable for the tax based on their share of the income.

     Rhode Island Taxation. Subsidiary corporations of the Company conducting business in Rhode Island are subject to a Rhode Island excise tax and must file separate Rhode Island state tax returns. The tax is based upon an apportioned percentage of net income related to activities conducted within Rhode Island. The tax rate is 9%.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES.

     At March 31, 2002, the Company conducted business from a centralized administrative, operations and banking office at ONE FIRSTFED PARK, Swansea, Massachusetts, 27 other banking offices in Massachusetts and Rhode Island, and 14 loan centers in Massachusetts, Rhode Island, Connecticut and Maryland. The net book value of properties and leasehold improvements amounted to $30.2 million at March 31, 2002. In May 2002, three banking offices were closed and consolidated with nearby banking offices in Massachusetts. For additional information regarding premises, equipment and leasehold obligations, see Note 8, to the Consolidated Financial Statements. The Company believes that all of its facilities are in good condition and are adequate for the Company's present operations.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of stockholders was held on February 4, 2002 to vote on the proposal to approve and adopt the Agreement and Plan of Merger, dated as of October 1, 2001, by and between the Company and People's, pursuant to which People's merged with and into the Company. The result of the vote was as follows:

          For: 4,429,622       Against: 826,497       Abstain: 17,509

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 2002 Annual Report to Stockholders on pages 10 and 11 and is incorporated herein by reference.

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

ACQUISITION

     On February 28, 2002, the Company completed the People's acquisition for $40.3 million in cash and 1.9 million shares of the Company's common stock. The People's acquisition was accounted for as purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and the total cost, including the fair value of stock options assumed and certain merger costs, was $75.0 million. The Company recorded goodwill of $42.5 million and other intangible assets of $12.4 million in connection with the acquisition. The results of People's operations have been included in the consolidated financial statements since March 1, 2002.

CRITICAL ACCOUNTING POLICIES

     Certain aspects of the Company's accounting policies are based on management's estimation techniques, valuation assumptions and other subjective assessments. Management has identified five policies that, due to such estimates, assumptions and judgments inherent in those policies, are critical to an understanding of our financial statements. These policies involve management's methodology for the determination of the Company's allowance for loan losses, purchase accounting, valuation of goodwill and other intangible assets, the valuation of derivatives and the valuation of mortgage servicing rights. These policies and the estimates, assumptions and judgments are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the Notes to Consolidated Financial Statements included herein. Management believes that the estimates, assumptions and judgments used in the preparation of the Company's Consolidated Financial Statements were appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of different estimates, assumptions and judgments could have resulted in material variances from the reported results of operations or financial condition.

IMPACT OF NEW ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities -- a Replacement of FASB Statement No. 125." Certain disclosure provisions required by SFAS No. 140 were effective immediately, with additional requirements related to SFAS No. 140 effective beginning March 31, 2001. The adoption of SFAS No. 140 had no effect on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies recognition criteria that acquired identifiable intangible assets must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with finite useful lives will continue to be amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted SFAS No. 141 as of July 1, 2001. Also as of July 1, 2001, the Company adopted the required transition provisions of SFAS No. 142 related to amortization of goodwill and other intangible assets for which the acquisition date was after June 30, 2001. The remaining provisions of SFAS No. 142 were adopted on April 1, 2002. Accordingly, goodwill and other intangible assets related to the People's acquisition are not amortized. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized until March 31, 2002.

     Upon full adoption of SFAS No. 142, the Company must evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition of identifiable intangible assets separate from goodwill. The Company must also reassess the useful lives and residual values of all identifiable intangible assets acquired and make any necessary amortization period adjustments by June 30, 2002. Goodwill impairment must be measured for each reporting unit in a two-step process. First, the carrying amount of the net assets (including goodwill) must be compared to the fair value of a reporting unit (as defined) by September 30, 2002. Second, if the carrying value of a reporting unit is greater than its fair value, the Company must determine by March 31, 2003 the amount of impairment based on the fair value of a reporting unit compared to the fair values assigned to all of the recognized and unrecognized assets and liabilities of that unit. Impairment must be measured as of the adoption date of April 1, 2002, with the related loss, if necessary, recognized as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003.

     On March 31, 2002, the Company had goodwill in the amount of $43.5 million, a core deposit intangible asset of $11.7 million and non-compete intangible asset of $498,000, all of which will be subject to the transition provisions of SFAS No. 142. The Company has not completed its calculations under the impairment testing provisions of SFAS 142; however, impairment losses, if any, are not expected to be material. The estimated amortization expense for goodwill and other intangible assets for fiscal year 2003 is expected to increase to $2.1 million from $294,000 in fiscal year 2002 due to amortization of the other intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization, subject to the results of the required testing for goodwill impairment.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on April 1, 2002 with no material impact on its financial condition or results of operations.

                             RESULTS OF OPERATIONS

OVERVIEW

     Net income for the fiscal year ended March 31, 2002 was $12.4 million, or $2.07 diluted earnings per share ("EPS"), compared to $9.2 million, or $1.56 diluted EPS for the fiscal year ended March 31, 2001 and $8.2 million, or $1.31 diluted EPS for the year ended March 31, 2000. Before an extraordinary loss on early extinguishment of debt of $568,000, net of tax benefit, and the cumulative effect of adoption of SFAS No. 133 of $461,000, net of tax benefit, net income was $13.5 million for fiscal year 2002, or $2.25 diluted EPS. Pre-tax income increased $7.4 million, or 55.5%, to $20.8 million during fiscal year 2002 as compared to fiscal year 2001, the net result of increases in net interest income of $3.0 million, non-interest income of $7.6 million and non-interest expense of $3.2 million. Pre-tax income increased $1.5 million, or 12.7%, to $13.4 million during fiscal year 2001 as compared to fiscal year 2000, the net result of increases in net interest income of $2.6 million, non-interest income of $2.4 million and non-interest expense of $3.5 million.

     Return on average stockholders' equity increased to 9.65% for fiscal year 2002, compared to 8.71% for fiscal year 2001 and 7.79% for fiscal year 2000. Return on average assets increased to 0.70% for fiscal year 2002, compared to 0.56% for both fiscal years 2001 and 2000. Before the extraordinary loss and the cumulative effect of accounting change in fiscal year 2002, the return on average stockholders' equity was 10.45% and the return on average assets was 0.76%.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $3.0 million, or 8.8%, to $37.7 million for the year ended March 31, 2002 from $34.7 million for the year ended March 31, 2001, following an increase of $2.6 million, or 8.2%, from $32.1 million for the year ended March 31, 2000. The net interest rate spread increased one basis point to 1.94% for the year ended March 31, 2002 from 1.93% for the year ended March 31, 2001, following a decrease of 13 basis points from 2.06% for the year ended March 31, 2000, while the net interest margin increased two basis points to 2.27% for the year ended March 31, 2002 from 2.25% for the year ended March 31, 2001, following a decrease of 11 basis points from 2.36% for the year ended March 31, 2000.

     The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during fiscal year 2002, compared to fiscal years 2001 and 2000, were due to several key factors. Declining market interest rates and related consumer preferences resulted in the Company's shift to origination of fixed-rate mortgages that are generally sold in the secondary market, from origination of adjustable-rate mortgages that are generally retained for portfolio. In addition, prepayment speeds on mortgage loans increased due primarily to refinancing activity. This economic environment, combined with the Company's business development and cross-selling efforts, contributed to growth in commercial and consumer loans and deposits. The decline in FHLB advances and other borrowings reflected a greater reliance on deposits for funding balance sheet growth, while borrowing costs also declined. The growth in investment and mortgage-backed securities resulted from management's strategy to maintain the Company's leverage in fiscal year 2002. Lastly, the Company completed the People's acquisition on February 28, 2002.

     The following table sets forth certain information relating to the Company at fiscal year end 2002 and for fiscal years 2002, 2001 and 2000. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums, and discounts which are considered adjustments to yields.

                                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                    --------------------------------------------------------
                                                                                 2002                          2001
                                                    AT              -------------------------------    ---------------------
                                              MARCH 31, 2002                                AVERAGE
                                          -----------------------    AVERAGE                YIELD/      AVERAGE
                                           BALANCE     YIELD/COST    BALANCE     INTEREST    COST       BALANCE     INTEREST
                                          ----------   ----------   ----------   --------   -------    ----------   --------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans receivable, net and mortgage
      loans held for sale(1)............  $1,252,480      7.00%     $  995,440   $71,511      7.18%    $  986,116   $77,116
    Investment securities(2)............     243,979      3.13          99,162     4,186      4.22         50,745     3,452
    Mortgage-backed securities(3).......     579,821      5.04         565,291    31,152      5.51        507,584    33,507
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-earning
           assets.......................   2,076,280      5.80       1,659,893   106,849      6.44      1,544,445   114,075
                                                          ----                   -------     -----                  -------
  Non-interest-earning assets...........     218,168                   118,615                             99,692
                                          ----------                ----------                         ----------
         Total assets...................  $2,294,448                $1,778,508                         $1,644,137
                                          ==========                ==========                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Money market accounts.............  $  152,931      2.14      $   59,262     1,281      2.16     $   38,053     1,156
      Savings accounts..................     235,338      1.40         118,815     1,697      1.43        101,038     1,777
      NOW accounts......................     137,451      0.52          78,170       384      0.49         64,895       637
      Certificate accounts (4)..........     649,843      3.50         441,549    22,068      5.00        406,979    22,682
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-bearing
           deposits.....................   1,175,563      2.73         697,796    25,430      3.64        610,965    26,252
    FHLB advances and other
      borrowings........................     780,477      5.08         839,831    43,696      5.20        842,701    53,143
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-bearing
           liabilities..................   1,956,040      3.78       1,537,627    69,126      4.50      1,453,666    79,395
                                                          ----                   -------     -----                  -------
  Non-interest-bearing liabilities(5)...     183,061                   112,105                             85,281
                                          ----------                ----------                         ----------
         Total liabilities..............   2,139,101                 1,649,732                          1,538,947
  Stockholders' Equity..................     155,347                   128,776                            105,190
                                          ----------                ----------                         ----------
         Total liabilities and
           stockholders' equity.........  $2,294,448                $1,778,508                         $1,644,137
                                          ==========                ==========                         ==========
  Net interest rate spread(6)...........                  2.02%                  $37,723      1.94%                 $34,680
                                                          ====                   =======     =====                  =======
  Net interest margin(7)................                                                      2.27%
                                                                                             =====
  Ratio of interest-earning assets to
    Interest-bearing liabilities........      103.18%                   107.95%                            106.24%
                                          ==========                ==========                         ==========

                                                FOR THE YEARS ENDED MARCH 31,
                                          ------------------------------------------
                                           2001                   2000
                                          -------    -------------------------------
                                          AVERAGE                            AVERAGE
                                          YIELD/      AVERAGE                YIELD/
                                           COST       BALANCE     INTEREST    COST
                                          -------    ----------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans receivable, net and mortgage
      loans held for sale(1)............    7.82%    $  809,945   $61,005     7.53%
    Investment securities(2)............    6.80         47,061     2,775     5.90
    Mortgage-backed securities(3).......    6.60        503,062    30,041     5.97
                                           -----     ----------   -------     ----
         Total interest-earning
           assets.......................    7.39      1,360,068    93,821     6.90
                                           -----                  -------     ----
  Non-interest-earning assets...........                 98,808
                                                     ----------
         Total assets...................             $1,458,876
                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Money market accounts.............    3.04     $   33,377       780     2.34
      Savings accounts..................    1.76         99,014     1,743     1.76
      NOW accounts......................    0.98         56,973       558     0.98
      Certificate accounts (4)..........    5.57        418,815    21,731     5.19
                                           -----     ----------   -------     ----
         Total interest-bearing
           deposits.....................    4.30        608,179    24,812     4.08
    FHLB advances and other
      borrowings........................    6.31        667,352    36,959     5.54
                                           -----     ----------   -------     ----
         Total interest-bearing
           liabilities..................    5.46      1,275,531    61,771     4.84
                                           -----                  -------     ----
  Non-interest-bearing liabilities(5)...                 78,268
                                                     ----------
         Total liabilities..............              1,353,799
  Stockholders' Equity..................                105,077
                                                     ----------
         Total liabilities and
           stockholders' equity.........             $1,458,876
                                                     ==========
  Net interest rate spread(6)...........    1.93%                 $32,050     2.06%
                                           =====                  =======     ====
  Net interest margin(7)................    2.25%                             2.36%
                                           =====                              ====
  Ratio of interest-earning assets to
    Interest-bearing liabilities........                 106.63%
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

                                            YEAR ENDED MARCH 31, 2002        YEAR ENDED MARCH 31, 2001
                                                   COMPARED TO                      COMPARED TO
                                            YEAR ENDED MARCH 31, 2001        YEAR ENDED MARCH 31, 2000
                                          ------------------------------   -----------------------------
                                          INCREASE (DECREASE)              INCREASE (DECREASE)
                                                DUE TO                           DUE TO
                                          -------------------              -------------------
                                          VOLUME      RATE        NET       VOLUME      RATE       NET
                                          -------   ---------   --------   --------   --------   -------
                                                                  (IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net and mortgage
     loans held for sale................  $  727    $ (6,332)   $ (5,605)  $13,702    $ 2,409    $16,111
  Investment securities.................   2,398      (1,664)        734       229        448        677
  Mortgage-backed securities............   3,552      (5,907)     (2,355)      273      3,193      3,466
                                          ------    --------    --------   -------    -------    -------
          Total interest-earning
            assets......................   6,677     (13,903)     (7,226)   14,204      6,050     20,254
                                          ------    --------    --------   -------    -------    -------
Interest-bearing liabilities:
  Money market accounts.................     523        (398)        125       119        257        376
  Savings accounts......................     284        (364)        (80)       34         --         34
  NOW accounts..........................     111        (364)       (253)       79         --         79
  Certificate accounts..................   1,826      (2,440)       (614)     (621)     1,572        951
                                          ------    --------    --------   -------    -------    -------
          Total interest-bearing
            deposits....................   2,744      (3,566)       (822)     (389)     1,829      1,440
  FHLB advances and other borrowings....    (179)     (9,268)     (9,447)   10,575      5,609     16,184
                                          ------    --------    --------   -------    -------    -------
          Total interest-bearing
            liabilities.................   2,565     (12,834)    (10,269)   10,186      7,438     17,624
                                          ------    --------    --------   -------    -------    -------
Net change in net interest income.......  $4,112    $ (1,069)   $  3,043   $ 4,018    $(1,388)   $ 2,630
                                          ======    ========    ========   =======    =======    =======

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses amounted to $1.2 million for each of the years ended March 31, 2002, 2001 and 2000, due to management's assessment of the loan loss reserve level as influenced by several key factors. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset Quality -- Allowance for Loan Losses."

NON-INTEREST INCOME

     Non-interest income increased $7.6 million, or 85.1%, to $16.6 million for the year ended March 31, 2002 from $9.0 million for the year ended March 31, 2001, following an increase of $2.4 million, or 37.1%, from $6.5 million for the year ended March 31, 2000.

     The increase during fiscal year 2002 as compared to fiscal year 2001 was due primarily to increases of $4.9 million in gain (loss) on sale of mortgage loans, net, $1.0 million of gain on sale of securities available for sale, $449,000 in service charges on deposit accounts, $367,000 in trust fee income and $927,000 in other non-interest income, partially offset by a decrease in loan servicing income of $402,000. The increase in gain on sale of mortgage loans was due primarily to a higher volume of fixed rate loans originated for sale and more favorable loan pricing during fiscal year 2002 as compared to fiscal year 2001. In addition, an increase in the gain of $179,000 for fiscal year 2002 was recognized as a result of changes in fair value of derivative instruments utilized in secondary market hedging activities following the adoption of SFAS No. 133 on April 1, 2001. The increase in service charges on deposit accounts reflects a higher fee rate structure and the increase in trust fee income was due to continued growth at the Trust Company. The increase in other non-interest income was due primarily to increases in other fee income, and an increase in the fair value of investments in certain employee benefit plans, which is offset by a corresponding increase in other non-interest expense. Also, changes in the fair value of interest rate swaps resulted in an addition to other non-interest income of $303,000 for fiscal year 2002 following the adoption of SFAS No. 133. The decrease in loan servicing income included a $240,000 addition to the valuation allowance for mortgage servicing rights during the second quarter of fiscal year 2002 based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts in September 2001 versus June 2001. The balance of the valuation allowance amounted to $490,000 at March 31, 2002 and $250,000 at March 31, 2001. Amortization of mortgage servicing rights totaled $2.9 million and $2.5 million for fiscal years 2002 and 2001, respectively.

     The increase during fiscal year 2001 as compared to fiscal year 2000 was due primarily to a $1.5 million increase in gain (loss) on sale of mortgage loans, net and increases in trust fee income of $1.0 million, insurance commission income of $602,000 and services charges on deposit accounts of $278,000, partially offset by decreases in loan servicing income of $547,000 and other non-interest income of $541,000. The increase in the Trust fee income was due to the first full year of operations of the Trust Company, which opened in February 2000. The increase in insurance commission income was due primarily to additional business resulting from the purchase of two insurance agencies by the Agency in March 2000. The decrease in loan servicing income was due primarily to a decline in the Company's loans serviced for others during fiscal year 2001, and a $237,000 reduction in the valuation reserve for mortgage servicing rights during fiscal year 2000. The decrease in other non-interest income was due primarily to reductions in the fair value of investments in certain employee benefit plans.

NON-INTEREST EXPENSE

     Total non-interest expense increased $3.2 million, or 11.1%, to $32.3 million for the year ended March 31, 2002 from $29.1 million for year ended March 31, 2001, following an increase of $3.5 million, or 13.9%, from $25.5 million for year ended March 31, 2000.

     The increase during fiscal year 2002 as compared to fiscal year 2001 was due primarily to increases in compensation and benefits of $2.2 million, data processing of $451,000, amortization of goodwill and other intangible assets of $210,000 and other non-interest expense of $752,000. These increases were partially offset by decreases in advertising and business promotion of $329,000. Total non-interest expenses for fiscal year 2002 included costs associated with the Company's new banking and insurance office in Middletown, Rhode Island that opened in January 2002, and operating and acquisition related expenses recognized in March 2002 following the People's acquisition. In addition, the increases in compensation and benefits included the net accounting impact of market price increases of FAB stock held by certain employee benefit plans.

     The increase during fiscal year 2001 as compared to fiscal year 2000 was due primarily to increases in compensation and benefits of $3.1 million, office occupancy and equipment of $542,000, and data processing of $372,000. These increases were partially offset by decreases in advertising and business promotion of $121,000, deposit insurance premiums of $196,000 and other non-interest expense of $107,000. The higher overall level of expenses reflected costs associated with the Company's new retail banking and business banking offices in downtown Providence, Rhode Island, both of which opened in early fiscal year 2001, the expansion of the Agency's operations, the first full year of the Trust Company's operations, and the net impact of increases in the cost of certain employee benefit plans.

INCOME TAXES

     Income tax expense increased $3.1 million, or 74.3%, to $7.4 million for the year ended March 31, 2002 from $4.2 million for the year ended March 31, 2001, following an increase of $532,000, or 14.4%, from $3.7 million for the year ended March 31, 2000. These increases were due primarily to increased income before income tax expense. The Company's effective tax rate increased to 35.3% for the year ended March 31, 2002, compared to 31.5% for the year ended March 31, 2001 and 31.1% for the year ended March 31, 2000, due primarily to the effects of an increase in the statutory federal income tax rate based on a higher taxable earnings threshold and increased state taxes.

EXTRAORDINARY LOSS

     During March 2002, the Company pre-paid Federal Home Loan Bank advances and other borrowings totaling $161.5 million, which resulted in an after-tax extraordinary loss on early extinguishment of debt of $568,000, or $0.10 per share. As part of the People's acquisition, the Company acquired $253.4 million of cash and cash equivalents, net of acquisition related payments, which provided the Company with the opportunity to pre-pay the selected borrowings and improve balance sheet composition.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On April 1, 2001, the Company adopted SFAS No. 133 and recognized an after-tax loss from the cumulative effect of adoption of $461,000, or $0.08 per share, representing the initial adjustment to fair value of certain derivative instruments, including a pre-tax adjustment of $743,000 related to interest rate swaps designed to reduce its exposure to interest rate changes, partially offset by a pre-tax adjustment of $45,000 related to commitments to originate and sell mortgage loans for sale that hedge its secondary market activities. Changes to the fair value of derivative instruments are recognized in non-interest income each quarter, and a net addition to pre-tax income of $482,000, or approximately $0.05 per share, was recognized for fiscal year 2002.

                              FINANCIAL CONDITION

OVERVIEW

     Total assets were $2.294 billion at March 31, 2002, an increase of $623.4 million, or 37.3%, from $1.671 billion at March 31, 2001, following an increase of $91.1 million, or 5.8%, from $1.580 billion at March 31, 2000. The growth during fiscal year 2002 was primarily attributable to assets acquired of $968.7 million from the People's acquisition, less the net repayment and early pre-payment of borrowings totaling $361.2 million. Overall, this growth included increases of $148.6 million in loans receivable, net, $121.8 million in cash and cash equivalents, $87.6 million in mortgage loans held for sale, $77.4 million in mortgage-backed securities available for sale, $76.8 million in investment securities available for sale and $54.6 million in goodwill and other intangible assets, partially offset by an increase of $609.8 million in deposits. The growth during fiscal year 2001 was primarily attributable to increases in loans receivable, net of $88.4 million and mortgage loans held for sale of $35.7 million, partially offset by a decrease of $42.4 million in mortgage-backed securities available for sale. Balance sheet growth was primarily funded by increases of $42.7 million in deposit balances and $35.1 million in FHLB advances and other borrowings during fiscal year 2001.

     Total stockholders' equity was $155.3 million at March 31, 2002, an increase of $43.8 million, or 39.3%, from $111.6 million at March 31, 2001, following an increase of $9.9 million, or 9.7%, from $101.7 million at March 31, 2000. The increase during fiscal year 2002 was primarily attributable to $12.4 million in net income and $31.7 million of additional paid-in capital related to the 1.9 million shares issued for the People's acquisition, partially offset by $3.2 million in dividends paid to stockholders. The increase during fiscal year 2001 was primarily attributable to $9.2 million in net income, a $7.0 million increase in the fair market value of available for sale securities, net of tax, and $1.4 million in earned Stock-Based Incentive Plan awards, partially offset by $6.3 million in treasury stock purchases and $2.4 million in dividends paid to stockholders. Stockholders' equity to assets was 6.77% at March 31, 2002, compared to 6.68% at March 31, 2001 and 6.44% at March 31, 2000. Book value per share was $20.06 at March 31, 2002, compared to $19.57 at March 31, 2001 and $16.88 at March 31, 2000.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's short-term investments and investment securities at the dates indicated:

                                                              AT MARCH 31,
                                     --------------------------------------------------------------
                                             2002                  2001                 2000
                                     --------------------   ------------------   ------------------
                                     AMORTIZED     FAIR     AMORTIZED    FAIR    AMORTIZED    FAIR
                                       COST       VALUE       COST      VALUE      COST      VALUE
                                     ---------   --------   ---------   ------   ---------   ------
                                                             (IN THOUSANDS)
Short-term investments.............  $100,890    $100,890    $  200     $  200    $  250     $  250
                                     ========    ========    ======     ======    ======     ======
Investment securities:
  Corporate bonds..................  $ 31,513    $ 31,539    $   --     $   --    $   --     $   --
  Municipal bonds..................     2,643       2,643        --         --        --         --
  U.S. Government and agency
     obligations...................     1,111       1,107       603        602       600        600
  Trust preferred securities.......    40,698      40,258        --         --        --         --
  Marketable equity securities.....     5,637       9,109     5,802      7,235     5,660      5,043
                                     --------    --------    ------     ------    ------     ------
          Total available for
            sale...................    81,602      84,656     6,405      7,837     6,260      5,643
                                     --------    --------    ------     ------    ------     ------
          Total investment
            securities.............  $182,492    $185,546    $6,605     $8,037    $6,510     $5,893
                                     ========    ========    ======     ======    ======     ======

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                                       AT MARCH 31,
                            ---------------------------------------------------------------------------------------------------
                                         2002                              2001                              2000
                            -------------------------------   -------------------------------   -------------------------------
                            AMORTIZED   PERCENT      FAIR     AMORTIZED   PERCENT      FAIR     AMORTIZED   PERCENT      FAIR
                              COST      OF TOTAL    VALUE       COST      OF TOTAL    VALUE       COST      OF TOTAL    VALUE
                            ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed securities
  and CMOs:
Available for sale:
  Fixed-rate..............  $173,083      29.8%    $171,922   $ 84,904      17.0%    $ 85,186   $ 70,842      12.8%    $ 69,000
  Adjustable-rate.........   406,630      70.0      406,696    413,440      82.6      416,044    479,267      86.7      474,627
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total available for
  sale....................   579,713      99.8      578,618    498,344      99.6      501,230    550,109      99.5      543,627
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Held to maturity:
  Fixed-rate..............       421       0.1          447        569       0.1          569        732       0.1          732
  Adjustable-rate.........       782       0.1          788      1,569       0.3        1,585      2,087       0.4        2,121
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total held to maturity....     1,203       0.2        1,235      2,138       0.4        2,154      2,819       0.5        2,853
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total mortgage-backed
  securities and CMOs.....  $580,916     100.0%    $579,853   $500,482     100.0%    $503,384   $552,928     100.0%    $546,480
                            ========     =====     ========   ========     =====     ========   ========     =====     ========

     The table below sets forth certain information regarding the fair value, weighted average rates and contractual maturities of the Company's investment securities and mortgage-backed securities as of March 31, 2002:

                                                                      AT MARCH 31, 2002
                           -------------------------------------------------------------------------------------------------------
                                                 MORE THAN ONE        MORE THAN FIVE
                           ONE YEAR OR LESS    YEAR TO FIVE YEARS   YEARS TO TEN YEARS   MORE THAN TEN YEARS          TOTAL
                           -----------------   ------------------   ------------------   -------------------   -------------------
                                    WEIGHTED             WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                            FAIR    AVERAGE     FAIR     AVERAGE     FAIR     AVERAGE      FAIR     AVERAGE      FAIR     AVERAGE
                           VALUE      RATE      VALUE      RATE      VALUE      RATE      VALUE       RATE      VALUE       RATE
                           ------   --------   -------   --------   -------   --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Investment securities
  available for sale(1):
  Corporate Bonds
    Fixed rate...........  $   --       --%    $10,251     6.38%    $    --       --%    $ 11,660     8.03%    $ 21,911     7.26%
    Adjustable rate......      --       --       4,675     4.50       4,953     2.64           --       --        9,628     3.54
                           ------              -------              -------              --------              --------
  Total corporate
    bonds................      --       --      14,926     5.79       4,953     2.64       11,660     8.03       31,539     6.12
  Municipal bonds........   2,173     3.18         470     4.46          --       --           --       --        2,643     3.41
  U.S. Government agency
    obligations..........     121     5.55         986     5.40          --       --           --       --        1,107     5.41
  Trust preferred stocks
    Fixed rate...........      --       --          --       --         527     9.75       33,153     9.25       33,680     9.26
    Adjustable rate......      --       --          --       --          --       --        6,578     3.76        6,578     3.76
                           ------              -------              -------              --------              --------
  Total trust preferred
    stocks...............      --       --          --       --         527     9.75       39,731     8.34       40,258     8.36
                           ------              -------              -------              --------              --------
Total investment
  securities available
  for sale...............  $2,294     3.31%    $16,382     5.73%    $ 5,480     3.32%    $ 51,391     8.27%    $ 75,547     7.21%
                           ======              =======              =======              ========              ========
Mortgage-backed
  securities and CMOs
  Held to maturity:
    Fixed rate...........  $    1     7.00%    $    70     8.33%    $   376     9.03%    $     --       --%    $    447     8.92%
    Adjustable rate......      --       --          --       --          --       --          788     6.72          788     6.72
                           ------              -------              -------              --------              --------
  Total mortgage-backed
    securities held to
    maturity.............       1     7.00          70     8.33         376     9.03          788     6.72        1,235     7.51
                           ------              -------              -------              --------              --------
  Available for sale:
    Fixed rate...........   1,480     7.00       5,147     7.00          --       --      165,295     6.40      171,922     6.43
    Adjustable rate......      --       --      10,000     3.12      35,112     3.93      361,584     5.12      406,696     4.97
                           ------              -------              -------              --------              --------
  Total mortgage-backed
    securities available
    for sale.............   1,480     7.00      15,147     4.44      35,112     3.93      526,879     5.52      578,618     5.40
                           ------              -------              -------              --------              --------
Total mortgage-backed
  securities and CMOs....  $1,481     7.00%    $15,217     4.46%    $35,488     3.99%    $527,667     5.53%    $579,853     5.41%
                           ======              =======              =======              ========              ========

---------------
(1) Does not include $9,109 of marketable equity securities available for sale at fair value at March 31, 2002.

LOANS RECEIVABLE

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                           AT MARCH 31,
                          ------------------------------------------------------------------------------
                                  2002                    2001                   2000             1999
                          ---------------------   ---------------------   -------------------   --------
                                       PERCENT                 PERCENT               PERCENT
                            AMOUNT     OF TOTAL     AMOUNT     OF TOTAL    AMOUNT    OF TOTAL    AMOUNT
                          ----------   --------   ----------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One-to-four
      family............  $  629,079     54.23%   $  677,512     67.19%   $671,586     73.59%   $583,692
    Multi-family........       6,218       .54         3,015       .30       2,568       .28       3,082
  Commercial real
    estate..............     115,243      9.93        44,375      4.40      37,274      4.09      38,760
  Construction and
    land................      63,810      5.50        72,225      7.16      39,205      4.30      31,671
                          ----------    ------    ----------    ------    --------    ------    --------
        Total mortgage
          loans.........     814,350     70.20       797,127     79.05     750,633     82.26     657,205
                          ----------    ------    ----------    ------    --------    ------    --------
Commercial Loans........     200,016     17.24        94,681      9.39      70,484      7.72      56,196
                          ----------    ------    ----------    ------    --------    ------    --------
Consumer Loans:
  Home equity lines.....      83,013      7.16        45,191      4.48      31,351      3.44      25,482
  Second mortgages......      48,901      4.22        61,759      6.12      51,488      5.64      40,630
  Other consumer
    loans...............      13,713      1.18         9,665       .96       8,616       .94       7,872
                          ----------    ------    ----------    ------    --------    ------    --------
        Total consumer
          loans.........     145,627     12.56       116,615     11.56      91,455     10.02      73,984
                          ----------    ------    ----------    ------    --------    ------    --------
        Total loans
          receivable....   1,159,993    100.00%    1,008,423    100.00%    912,572    100.00%    787,385
                                        ======                  ======                ======
  Less:
  Allowance for loan
    losses..............     (19,237)                (13,233)              (12,275)              (12,016)
  Undisbursed proceeds
    of construction
    mortgages in
    process.............     (21,818)                (19,445)              (11,983)               (7,903)
  Purchase premium on
    loans, net..........       5,869                      --                    --                    --
  Deferred loan
    origination costs
    (fees), net.........         943                   1,429                   446                  (779)
                          ----------              ----------              --------              --------
  Loans receivable,
    net.................   1,125,750                 977,174               888,760               766,687
  Mortgage loans held
    for sale............     126,729                  39,103                 3,417                52,334
                          ----------              ----------              --------              --------
    Loans receivable,
      net and mortgage
      loans held for
      sale..............  $1,252,479              $1,016,277              $892,177              $819,021
                          ==========              ==========              ========              ========

                                   AT MARCH 31,
                          ------------------------------
                            1999            1998
                          --------   -------------------
                          PERCENT               PERCENT
                          OF TOTAL    AMOUNT    OF TOTAL
                          --------   --------   --------
                              (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One-to-four
      family............    74.13%   $691,675     79.68%
    Multi-family........      .39       3,899       .45
  Commercial real
    estate..............     4.92      45,723      5.27
  Construction and
    land................     4.02      27,145      3.13
                           ------    --------   -------
        Total mortgage
          loans.........    83.46     768,442     88.53
                           ------    --------   -------
Commercial Loans........     7.14      26,689      3.07
                           ------    --------   -------
Consumer Loans:
  Home equity lines.....     3.24      26,252      3.02
  Second mortgages......     5.16      38,862      4.48
  Other consumer
    loans...............     1.00       7,828       .90
                           ------    --------   -------
        Total consumer
          loans.........     9.40      72,942      8.40
                           ------    --------   -------
        Total loans
          receivable....   100.00%    868,073    100.00%
                           ======               =======
  Less:
  Allowance for loan
    losses..............              (10,937)
  Undisbursed proceeds
    of construction
    mortgages in
    process.............               (7,164)
  Purchase premium on
    loans, net..........                   --
  Deferred loan
    origination costs
    (fees), net.........               (1,420)
                                     --------
  Loans receivable,
    net.................              848,552
  Mortgage loans held
    for sale............               84,867
                                     --------
    Loans receivable,
      net and mortgage
      loans held for
      sale..............             $933,419
                                     ========

     The following table shows the remaining contractual maturity of the Company's loans at March 31, 2002. The table does not include the effect of future principal prepayments:

                                                                     AT MARCH 31, 2002
                                    -----------------------------------------------------------------------------------
                                    ONE- TO
                                     FOUR-     MULTI-   COMMERCIAL    CONSTRUCTION                             TOTAL
                                     FAMILY    FAMILY   REAL ESTATE     AND LAND     COMMERCIAL   CONSUMER     LOANS
                                    --------   ------   -----------   ------------   ----------   --------   ----------
                                                                      (IN THOUSANDS)
Amounts due:
  One year or less................  $    830   $    3    $ 17,678       $61,055       $ 77,340    $ 93,699   $  250,605
                                    --------   ------    --------       -------       --------    --------   ----------
  After one year:
    More than one year to three
      years.......................     4,778       12      19,041            --         23,303       5,101       52,235
    More than three years to five
      years.......................    21,903      141      32,617            --         49,192       7,836      111,689
    More than five years to 10
      years.......................   104,683      252      35,019           418         46,625      13,451      200,448
    More than 10 years to 20
      years.......................    82,218    1,269       7,372         2,337          1,687      22,437      117,320
    More than 20 years............   414,667    4,541       3,516            --          1,869       3,103      427,696
                                    --------   ------    --------       -------       --------    --------   ----------
    Total due after one year......   628,249    6,215      97,565         2,755        122,676      51,928      909,388
                                    --------   ------    --------       -------       --------    --------   ----------
    Total amount due..............  $629,079   $6,218    $115,243       $63,810       $200,016    $145,627    1,159,993
                                    ========   ======    ========       =======       ========    ========
      Less:
         Allowance for loan
           losses.................                                                                              (19,237)
         Undisbursed proceeds of
           construction mortgages
           in process.............                                                                              (21,818)
         Purchase premium on
           loans, net.............                                                                                5,869
         Deferred loan origination
           costs, net.............                                                                                  943
                                                                                                             ----------
    Loans receivable, net.........                                                                           $1,125,750
                                                                                                             ==========

     The following table sets forth, at March 31, 2002, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                          DUE AFTER MARCH 31, 2003
                                                     ----------------------------------
                                                      FIXED      ADJUSTABLE     TOTAL
                                                     --------    ----------    --------
                                                               (IN THOUSANDS)
Mortgage loans:
  One- to four-family..............................  $251,337     $376,912     $628,249
  Multi-family.....................................        12        6,203        6,215
  Commercial real estate...........................    57,656       39,909       97,565
  Construction and land............................     2,755           --        2,755
                                                     --------     --------     --------
          Total mortgage loans.....................   311,760      423,024      734,784
Commercial loans...................................   106,717       15,959      122,676
Consumer loans.....................................    51,928           --       51,928
                                                     --------     --------     --------
          Total loans..............................  $470,405     $438,983     $909,388
                                                     ========     ========     ========

     The following table sets forth the Company's loan originations for the periods indicated:

                                                       FOR THE YEAR ENDED MARCH 31,
                                                    ----------------------------------
                                                       2002         2001        2000
                                                    ----------    --------    --------
                                                              (IN THOUSANDS)
Loans originated:
     Mortgage loans:
       One- to four-family........................  $  712,927    $293,114    $366,511
       Multi-family...............................       4,524         154         190
       Commercial real estate.....................      41,658      19,176       6,524
       Construction and land......................      71,109      76,604      41,683
                                                    ----------    --------    --------
          Total mortgage loans....................     830,218     389,048     414,908
                                                    ----------    --------    --------
     Commercial...................................      91,060      59,188      47,560
                                                    ----------    --------    --------
     Consumer loans:
       Home equity lines..........................      82,362      48,585      26,853
       Second mortgages...........................      22,917      29,327      29,773
       Other consumer loans.......................       6,452       8,042       7,081
                                                    ----------    --------    --------
          Total consumer loans....................     111,731      85,954      63,707
                                                    ----------    --------    --------
     Total loans originated.......................  $1,033,009    $534,190    $526,175
                                                    ==========    ========    ========

DEPOSITS

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances:

                                                               FOR THE YEAR ENDED MARCH 31,
                               ---------------------------------------------------------------------------------------------
                                           2002                            2001                            2000
                               -----------------------------   -----------------------------   -----------------------------
                                          PERCENT                         PERCENT                         PERCENT
                                          OF TOTAL                        OF TOTAL                        OF TOTAL
                               AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE
                               BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS    COST
                               --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                  (DOLLARS IN THOUSANDS)
Business checking accounts...  $ 79,144     10.2%       --%    $ 56,299      8.4%       --%    $ 51,997      7.9%       --%
Money market accounts........    59,262      7.6      2.16       38,053      5.7      3.04       33,377      5.1      2.34
Savings accounts.............   118,815     15.3      1.43      101,038     15.2      1.76       99,014     15.0      1.76
NOW accounts.................    78,170     10.1      0.49       64,895      9.7      0.98       56,973      8.6      0.98
                               --------    -----               --------    -----               --------    -----
         Total core
           deposits..........   335,391     43.2      1.05      260,285     39.0      1.37      241,361     36.6      1.28
Certificate accounts.........   441,549     56.8      5.00      406,979     61.0      5.57      418,815     63.4      5.19
                               --------    -----               --------    -----               --------    -----
         Total average
           deposits..........  $776,940    100.0%     3.27%    $667,264    100.0%     3.93%    $660,176    100.0%     3.76%
                               ========    =====               ========    =====               ========    =====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2002:

                                         PERIOD TO MATURITY FROM MARCH 31, 2002                        AT MARCH 31,
                              -------------------------------------------------------------   ------------------------------
                              LESS THAN    ONE TO       TWO TO       THREE TO     FOUR TO
                              ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS     2002       2001       2000
                              ---------   ---------   -----------   ----------   ----------   --------   --------   --------
                                                                      (IN THOUSANDS)
Certificate accounts:
  0 to 2.00%................  $ 24,697     $   740      $    --       $   --      $    --     $ 25,437   $     --   $     --
  2.01 to 3.00%.............   256,582      13,654           --           --           --      270,236         --         --
  3.01 to 4.00%.............    60,761      24,685        3,609          514        1,064       90,633         --      1,339
  4.01 to 5.00%.............    79,658      12,321        2,871          683        7,815      103,348     25,010    137,876
  5.01 to 6.00%.............    47,695       8,003       16,712        2,646       12,733       87,789    249,010    218,830
  6.01 to 7.00%.............    58,740       9,884          747        2,558           --       71,929    133,777     44,278
  Over 7.01%................        --          --           --          471           --          471         --      4,569
                              --------     -------      -------       ------      -------     --------   --------   --------
         Total..............  $528,133     $69,287      $23,939       $6,872      $21,612     $649,843   $407,797   $406,892
                              ========     =======      =======       ======      =======     ========   ========   ========

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

     The Company's Credit Risk Review Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At March 31, 2002, the Company had $27.1 million of assets designated as Substandard, including $18.2 million of trust preferred investment securities acquired in the People's acquisition, and $8.9 million of loans. As of March 31, 2002, the Company had loans totaling $17.1 million designated as Special Mention. These loans are designated as Special Mention because of inherent weaknesses that currently exist, but might be correctable in a twelve-month cycle. Accordingly, they require additional monitoring.

     The following table sets forth loans 60-89 days delinquent in the Company's loan portfolio as of the dates indicated:

                                                                     AT MARCH 31,
                                         --------------------------------------------------------------------
                                                 2002                    2001                    2000
                                         --------------------    --------------------    --------------------
                                                    PRINCIPAL               PRINCIPAL               PRINCIPAL
                                          NUMBER     BALANCE      NUMBER     BALANCE      NUMBER     BALANCE
                                         OF LOANS   OF LOANS     OF LOANS   OF LOANS     OF LOANS   OF LOANS
                                         --------   ---------    --------   ---------    --------   ---------
                                                                (DOLLARS IN THOUSANDS)
Mortgage Loans:
  One-to-four family...................     10        $710           4        $210           2        $110
  Multi-family.........................     --          --          --          --          --          --
  Commercial real estate...............      1          60          --          --           2          46
  Construction and land................     --          --          --          --          --          --
                                            --        ----          --        ----          --        ----
          Total mortgage loans.........     11         770           4         210           4         156
                                            --        ----          --        ----          --        ----
Commercial Loans.......................     --          --           5          81           2          93
                                            --        ----          --        ----          --        ----
Consumer Loans:
  Home equity lines....................      5         100          --          --
  Second mortgages.....................     --          --          --          --          --          --
  Other consumer loans.................     19          78           1           1           1           6
                                            --        ----          --        ----          --        ----
          Total consumer loans.........     24         178           1           1           1           6
                                                                    --        ----          --        ----
Total loans............................     35        $948          10        $292           7        $255
                                            ==        ====          ==        ====          ==        ====
Delinquent loans to loans receivable,
  net..................................               0.08%                   0.03%                   0.03%

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans, non-performing investments, REO and other repossessed assets. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For fiscal years ended 2002 and 2001 the amount of additional interest income that would have been recognized on non-accrual loans if such loans were performing in accordance with their regular terms and amounts recognized were $110,000 and $46,000, respectively.

                                                                       AT MARCH 31,
                                                        ------------------------------------------
                                                         2002     2001     2000     1999     1998
                                                        ------   ------   ------   ------   ------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to-four family...............................  $1,855   $  431   $  941   $  971   $1,073
     Multi-family.....................................      --       --       --       --      101
     Commercial real estate...........................     724       --       --    1,142    1,199
     Construction and land............................     814       --       --      117      169
                                                        ------   ------   ------   ------   ------
          Total mortgage loans........................   3,393      431      941    2,230    2,542
                                                        ------   ------   ------   ------   ------
  Commercial loans....................................     144      821      345      280       74
                                                        ------   ------   ------   ------   ------
  Consumer loans:
     Home equity lines................................      54       --       --       36      425
     Second mortgages.................................      77       56       12       --       --
     Other consumer loans.............................      36       24       12        4        7
                                                        ------   ------   ------   ------   ------
          Total consumer loans........................     167       80       24       40      432
                                                        ------   ------   ------   ------   ------
          Total non-accrual loans.....................   3,704    1,332    1,310    2,550    3,048
Non-performing investments............................   3,285       --       --       --       --
REO, net(1)...........................................     240      175       --      344      595
Other repossessed assets..............................       3       --       --       --       --
                                                        ------   ------   ------   ------   ------
          Total non-performing assets.................  $7,232   $1,507   $1,310   $2,894   $3,643
                                                        ======   ======   ======   ======   ======
Allowance for loan losses as a percent of loans(2)....    1.68%    1.34%    1.36%    1.54%    1.27%
Allowance for loan losses as a percent of
  non-performing loans(3).............................     519%     993%     937%     471%     359%
Non-accrual loans as a percent of loans(2)(3).........    0.32%    0.13%    0.15%    0.33%    0.35%
Non-performing assets as a percent of total assets....    0.31%    0.09%    0.08%    0.21%    0.28%

---------------
(1) REO balances are shown net of related valuation allowances.

(2) Loans include loans receivable, net, excluding allowance for loan losses.

(3) Non-accrual loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

     The $5.7 million increase in non-performing assets during fiscal year 2002 was due primarily to assets acquired in the People's acquisition, including $1.7 million of non-accrual residential loans, $243,000 of commercial and commercial real estate non-accrual loans, a $3.3 million non-performing investment and $240,000 of real estate owned. The non-performing investment was sold in April 2002.

     Impaired Loans. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status and collateral value. Impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

     At March 31, 2002 and 2001, total impaired loans of $868,000 and $1.1 million required impairment allowances of $144,000 and $193,000, respectively. Impaired loans of $868,000 and $798,000 were on non-accrual at March 31, 2002 and 2001, respectively. During fiscal year-end 2002, the average recorded value of impaired loans was $1.0 million. For these loans, $81,000 of interest income was recognized while $98,000 of interest income would have been recognized under the original terms.

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

     The allowance for loan losses was $19.2 million, or 1.68% of loans receivable, at March 31, 2002, compared to $13.2 million, or 1.34% loans receivable, at March 31, 2001. The increase of $6.0 million, or 15.2%, included the allowance for loan losses of $5.2 million assumed with the People's acquisition. Management was influenced by several key factors as a basis for maintaining the level of the Company's provisions for loan losses, which resulted in increases in the balance of the allowance for loan losses and as a percent of the total loan portfolio during fiscal year 2002. Although the Company's non-performing loans and charge-offs have remained low, there has been a significant shift in the composition of the loan portfolio during fiscal year 2002 as compared to fiscal year 2001. The residential mortgage portfolio has decreased due primarily to a low fixed rate environment, which resulted in high refinancing activity, while the commercial and consumer loan portfolios have shown significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. In addition, management believes that current economic conditions, including rising unemployment rates in its key market area of southeastern New England, could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

     The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at March 31, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                                   AT OR FOR THE YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            2002       2001       2000       1999       1998
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period...........  $13,233    $12,275    $12,016    $10,937    $ 8,788
Provision for loan losses................    1,200      1,200      1,200      1,200      2,350
Allowance for loan losses acquired.......    5,196         --         --         --         --
Charge-offs:
  Mortgage loans:
     One to four family..................      (70)       (99)       (41)       (12)      (188)
     Multi-family........................       --         --         --         --         --
     Commercial real estate..............       --         --       (759)        --         --
     Construction and land...............       --         --         --         --         --
  Commercial loans:......................     (292)       (58)      (140)       (74)        --
  Consumer Loans:
     Home equity lines...................      (10)        (5)        --        (30)        --
     Second mortgages....................       --        (73)        --         (9)       (15)
     Other consumer......................     (121)       (46)       (18)       (13)        (9)
                                           -------    -------    -------    -------    -------
          Total..........................     (493)      (281)      (958)      (138)      (212)
Recoveries...............................      101         39         17         17         11
                                           -------    -------    -------    -------    -------
Balance at end of period.................  $19,237    $13,233    $12,275    $12,016    $10,937
                                           =======    =======    =======    =======    =======
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period......................     0.05%      0.02%      0.12%      0.01%      0.02%

     The Company has developed an internal asset classification system which classifies assets depending on risk of loss characteristics. At March 31, 2002, 2001 and 2000, the Company classified (excluding REO) $8.9 million, $3.1 million and $7.0 million of substandard loans, respectively. In the opinion of management, the performing substandard loans evidence one or more weaknesses or potential weaknesses, and depending on the regional economy and other factors, may become non-performing assets in future periods.

     The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

                                                                      AT MARCH 31,
                           ---------------------------------------------------------------------------------------------------
                                        2002                              2001                              2000
                           -------------------------------   -------------------------------   -------------------------------
                                                  PERCENT                           PERCENT                           PERCENT
                                                  OF LOANS                          OF LOANS                          OF LOANS
                                     PERCENT OF   IN EACH              PERCENT OF   IN EACH              PERCENT OF   IN EACH
                                     ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY
                                      TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL
                           AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS
                           -------   ----------   --------   -------   ----------   --------   -------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Mortgages:
  Residential............  $ 3,350      17.41%      60.27%   $ 2,664      20.13%      74.65%   $ 2,529      20.60%      78.17%
  Commercial.............    6,358      33.05        9.93      2,269      17.14        4.40      1,749      14.25        4.09
                           -------     ------      ------    -------     ------      ------    -------     ------      ------
        Total............    9,708      50.46       70.20      4,933      37.27       79.05      4,278      34.85       82.26
Commercial...............    3,424      17.80       17.24      4,843      36.60        9.39      4,523      36.85        7.72
Consumer.................    2,231      11.60       12.56      1,869      14.13       11.56      1,647      13.42       10.02
Unallocated..............    3,874      20.14          --      1,588      12.00          --      1,827      14.88          --
                           -------     ------      ------    -------     ------      ------    -------     ------      ------
        Total allowance
          for loan
          losses.........  $19,237     100.00%     100.00%   $13,233     100.00%     100.00%   $12,275     100.00%     100.00%
                           =======     ======      ======    =======     ======      ======    =======     ======      ======

                                                     AT MARCH 31,
                           -----------------------------------------------------------------
                                        1999                              1998
                           -------------------------------   -------------------------------
                                                  PERCENT                           PERCENT
                                                  OF LOANS                          OF LOANS
                                     PERCENT OF   IN EACH              PERCENT OF   IN EACH
                                     ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY
                                      TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL
                           AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS
                           -------   ----------   --------   -------   ----------   --------
                                                (DOLLARS IN THOUSANDS)
Mortgages:
  Residential............  $ 2,517      20.95%      78.54%   $ 2,959      27.05%      83.26%
  Commercial.............    2,725      22.68        4.92      3,023      27.64        5.27
                           -------     ------      ------    -------     ------      ------
        Total............    5,242      43.63       83.46      5,982      54.69       88.53
Commercial...............    3,111      25.89        7.14      1,309      11.97        3.07
Consumer.................    1,320      10.99        9.40      1,358      12.42        8.40
Unallocated..............    2,343      19.49          --      2,288      20.92          --
                           -------     ------      ------    -------     ------      ------
        Total allowance
          for loan
          losses.........  $12,016     100.00%     100.00%   $10,937     100.00%     100.00%
                           =======     ======      ======    =======     ======      ======

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

     The Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally ten years or less) fixed-rate, one-to-four family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans; and (3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate CMOs. In conjunction with its mortgage banking activity, the Company uses forward contracts in order to reduce exposure to interest-rate risk. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity. In addition, the Company has engaged in interest rate swap agreements to synthetically lengthen its liability maturities.

     The Company's interest rate risk is monitored by management through the use of a model that generates estimates of the change in the Company's net interest income and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis for the Bank using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates.

     The following table sets forth the Company's estimated NPV and NPV ratios as of March 31, 2002 and 2001, as calculated by the Company.

                             MARCH 31, 2002                        MARCH 31, 2001
                ----------------------------------------   -------------------------------
  CHANGE IN     ESTIMATED                        NPV       ESTIMATED               NPV
INTEREST RATES     NET                       SENSITIVITY      NET              SENSITIVITY
   IN BASIS     PORTFOLIO    NPV    BOARD     IN BASIS     PORTFOLIO    NPV     IN BASIS
    POINTS        VALUE     RATIO   LIMITS     POINTS        VALUE     RATIO     POINTS
--------------  ---------   -----   ------   -----------   ---------   -----   -----------
                                          (DOLLARS IN THOUSANDS)
     +300       $136,524    6.10%    4.00%      (218)      $142,547    8.49%      (128)
     +200        161,250    7.09     4.25       (120)       157,685    9.24        (53)
     +100        181,372    7.85     5.00        (43)       167,422    9.68         (9)
  Unchanged      193,892    8.28     6.00         --        170,823    9.77         --
     -100        186,886    7.93     5.00        (35)       163,736    9.31        (46)
     -200        166,515    7.05     4.25       (123)       150,633    8.54       (123)
     -300        144,624    6.10     4.00       (218)       139,480    7.86       (191)

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented incorporates an assumption that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the term to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. In addition, the Company acquired cash in People's acquisition during fiscal year 2002. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. During fiscal year 2002, the Company used cash acquired in the People's acquisition to fund asset growth and repay certain FHLB advances and other borrowings. However, the Company expects to use to deposits and FHLB advances and other borrowings to fund asset growth in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

     The Company's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $935.1 million, or 40.8% of total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At March 31, 2002, the Company had $754.8 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $200.4 million including the $25.0 million line of credit. At March 31, 2002, the portfolio of putable FHLB advances and reverse repurchase agreements totaled $422.5 million, with an average interest rate of 4.52%, an average life to maturity of 7.6 years and an expected average life of 2.6 years. The expected average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

     The Company has two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owns all of the common securities. At March 31, 2002 Capital Trust I had $13.8 million of 9.76% trust preferred securities outstanding that mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010. On May 28, 2002, the Company announced the redemption of the Capital Trust I preferred securities, at par, on June 30, 2002.

     At March 31, 2002, the Company had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $308.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from March 31, 2002 totaled $528.1 million. The Company expects that it will retain a majority of maturing certificate accounts.

     The Company plans to open a new banking office in East Greenwich, Rhode Island in the second quarter of fiscal year 2003, bringing total banking offices to 26. The Company continues to consider sites for new banking offices and loan origination centers in or adjacent to its market area. In addition, the Company may, from time to time, consider expanding its market share and/or market area through the acquisition of assets or other banking institutions and may consider acquisitions of other types of financial services companies. The establishment of additional banking offices, loan origination centers, trust service operations, mergers and acquisitions, and additional capital management strategies by the Company would result in additional capital expenditures and other associated costs which the Company has not yet estimated.

     At March 31, 2002, the consolidated capital to total assets ratio of the Company was 6.77%. The Company paid one $0.10 dividend and three $0.14 dividends to stockholders during the fiscal year 2002. The Company's primary source of funding for these dividends, and payments for periodic stock repurchases, has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

     As of March 31, 2002, the Bank exceeded all of its regulatory capital requirements. The following table presents the Bank's capital position at March 31, 2002:

                                                                                    CAPITAL
                                                                              -------------------
                                            ACTUAL     REQUIRED    EXCESS     ACTUAL     REQUIRED
                                           CAPITAL     CAPITAL     AMOUNT     PERCENT    PERCENT
                                           --------    --------    -------    -------    --------
                                                           (DOLLARS IN THOUSANDS)
Tangible.................................  $127,570    $ 44,598    $82,972      5.72%      2.00%
Core (Leverage)..........................   127,570      89,195     38,375      5.72       4.00
Tier 1 Risk-based........................   127,570      58,781     68,789      9.19       4.00
Risk-based...............................   137,237     105,972     31,268     10.36       8.00

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The following table presents the Trust Company's capital position at March 31, 2002:

                                                                                      CAPITAL
                                                                                -------------------
                                               ACTUAL     REQUIRED    EXCESS    ACTUAL     REQUIRED
                                               CAPITAL    CAPITAL     AMOUNT    PERCENT    PERCENT
                                               -------    --------    ------    -------    --------
                                                             (DOLLARS IN THOUSANDS)
Tangible.....................................  $2,897       $ 22      $2,875    261.70%      2.00%
Core (Leverage)..............................   2,897        129       2,768     89.61       4.00
Risk-based...................................   2,897         89       2,808    261.70       8.00

     At the time of conversion, the Bank was required to establish a liquidation account in an amount equal to its retained earnings as of September 30, 1996, which provides a liquidation preference to eligible account holders of the Bank prior to conversion based on such account holder's qualifying deposits. The liquidation account will be reduced to the extent that such account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each such account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. The balance of the liquidation account at March 31, 2002 was approximately $13.8 million.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to Directors' and executive compensation is incorporated herein by reference to the sections captioned "Proposal
1 -- Election of Directors -- Directors Compensation" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Stock Ownership" and "Proposal 1 -- Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF
                                                                                              SECURITIES
                                                                                          REMAINING AVAILABLE
                                                    NUMBER OF            WEIGHTED         FOR FUTURE ISSUANCE
                                                SECURITIES TO BE          AVERAGE            UNDER EQUITY
                                                   ISSUED UPON       EXERCISE PRICE OF       COMPENSATION
                                                   EXERCISE OF          OUTSTANDING              PLANS
                                                   OUTSTANDING           OPTIONS,             (EXCLUDING
                                                OPTIONS, WARRANTS        WARRANTS             SECURITIES
                                                   AND RIGHTS           AND RIGHTS        REFLECTED IN COLUMN
PLAN CATEGORY (1)                                      (A)                  (B)                 (A)(C)
-----------------                               -----------------    -----------------    -------------------
Equity compensation plans approved by security
  holders.....................................      1,313,644             $17.02                171,769
                                                    ---------             ------                -------
          Total...............................      1,313,644             $17.02                171,769
                                                    =========             ======                =======

---------------
(1) The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

        (1) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (2) Exhibits

        (a)     The following exhibits are filed as part of this report.
         3.1    Certificate of Incorporation of FIRSTFED AMERICA BANCORP,
                INC.(1)
         3.2    Bylaws of FIRSTFED AMERICA BANCORP, INC. (filed herewith)
         4.0    Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
        10.1    Form of Employment Agreement between the Bank and Robert F.
                Stoico(1)
        10.2    Forms of Employment Agreement between the Company and Kevin
                J. McGillicuddy and Employment Agreement between the Bank and Kevin J. McGillicuddy(1)
        10.3    Forms of Employment Agreement between the Company and
                Frederick R. Sullivan and Employment Agreement between the
                Bank and Frederick R. Sullivan(1)
        10.4    Form of Employment Agreement between the Bank and Edward A.
                Hjerpe, III(2)
        10.5    Employment Agreement between the Company and Robert F.
                Stoico(3)
        10.6    Employment Agreement between the Company and Edward A.
                Hjerpe, III(3)
        10.7    First Federal Savings Bank of America Employee Stock
                Ownership Plan and Trust(1)
        10.8    FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive
                Plan, as amended and restated(4)
        10.9    First Federal Savings Bank of America 1997 Supplemental
                Executive Retirement Plan(1)
        10.10   FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan(5)
        11.0 Computation of earnings per share is incorporated by reference to the Consolidated Statements of Operations on page F-4.
        13.0 Portions of the 2002 Annual Report to Stockholders (filed herewith)
        21.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiary Activities" in "Item 1.
                Business -- General"
        23.1    Consent of Independent Auditors (filed herewith)

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

     (b) Reports on Form 8-K.

        A current report of Form 8-K was filed on March 13, 2002 (File No. 1-12305), attaching the press release issued on March 1, 2002 announcing that the merger between the Company and People's Bancshares, Inc. was complete.

        A current report on Form 8-K was filed on February 21, 2002 (File No. 1-12305), attaching the press release issued on February 20, 2002 announcing that the Company received approval from the Office of Thrift Supervision and the Commonwealth of Massachusetts Board of Bank Incorporation to acquire People's Bancshares, Inc. and announcing the preliminary allocation of merger consideration with respect to the merger of the Company and People's Bancshares, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED AMERICA BANCORP, INC.

                                          By: /s/   ROBERT F. STOICO
                                            ------------------------------------
                                                      Robert F. Stoico
                                               President and Chief Executive
                                                           Officer
DATED: June 25, 2002

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

                       NAME                                        TITLE                      DATE
                       ----                                        -----                      ----

               /s/ ROBERT F. STOICO                  President and Chief Executive        June 25, 2002
---------------------------------------------------    Officer and Chairman of the
                 Robert F. Stoico                      Board (Principal Executive
                                                       Officer)

             /s/ EDWARD A. HJERPE, III               Executive Vice President, Chief      June 25, 2002
---------------------------------------------------    Operating Officer and Chief
               Edward A. Hjerpe, III                   Financial Officer (Principal
                                                       Accounting and Financial
                                                       Officer)

              /s/ GILBERT C. OLIVEIRA                Director                             June 25, 2002
---------------------------------------------------
                Gilbert C. Oliveira

            /s/ THOMAS A. RODGERS, JR.               Director                             June 25, 2002
---------------------------------------------------
              Thomas A. Rodgers, Jr.

             /s/ RICHARD W. CEDERBERG                Director                             June 25, 2002
---------------------------------------------------
               Richard W. Cederberg

              /s/ JOHN S. HOLDEN, JR.                Director                             June 25, 2002
---------------------------------------------------
                John S. Holden, Jr.

              /s/ DR. PAUL A. RAYMOND                Director                             June 25, 2002
---------------------------------------------------
                Dr. Paul A. Raymond

               /s/ ANTHONY L. SYLVIA                 Director                             June 25, 2002
---------------------------------------------------
                 Anthony L. Sylvia

              /s/ B. BENJAMIN CAVALLO                Director                             June 25, 2002
---------------------------------------------------
                B. Benjamin Cavallo

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001...  F-3
Consolidated Statements of Operations for the Fiscal Years
  Ended March 31, 2002, 2001 and 2000.......................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended March 31, 2002, 2001, and
  2000......................................................  F-5 to F-6
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 2002, 2001 and 2000.......................  F-7 to F-8
Notes to Consolidated Financial Statements..................  F-9 to F-42

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIRSTFED AMERICA BANCORP, INC.:

     We have audited the accompanying consolidated balance sheets of FIRSTFED AMERICA BANCORP, INC. and subsidiaries, (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRSTFED AMERICA BANCORP, INC. and subsidiaries at March 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                   [KPMG LLP SIG LOGO]

Boston, Massachusetts
April 24, 2002

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                        ASSETS
                                                                    2002          2001
                                                              ----------    ----------
Cash on hand and due from banks.............................  $   44,159    $   23,013
Short-term investments......................................     100,890           200
                                                              ----------    ----------
  Total cash and cash equivalents...........................     145,049        23,213
Mortgage loans held for sale................................     126,729        39,103
Investment securities available for sale, at fair value
  (amortized cost of $81,602 and $6,405)....................      84,656         7,837
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $579,713 and $498,344).................     578,618       501,230
Mortgage-backed securities held to maturity (fair value of
  $1,235 and $2,154)........................................       1,203         2,138
Stock in Federal Home Loan Bank of Boston, at cost..........      58,433        40,369
Loans receivable, net of allowance for loan losses of
  $19,237 and $13,233.......................................   1,125,750       977,174
Accrued interest receivable.................................      11,124         7,928
Mortgage servicing rights...................................       6,505         4,881
Office properties and equipment, net........................      37,775        24,038
Real estate owned, net......................................         240           175
Bank-Owned Life Insurance...................................      35,652        33,764
Investment in limited partnerships, at fair value...........         470           815
Goodwill and other intangible assets........................      55,779         1,145
Prepaid expenses and other assets...........................      26,465         7,255
                                                              ----------    ----------
          Total assets......................................  $2,294,448    $1,671,065
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $1,317,263    $  707,416
  FHLB advances and other borrowings........................     754,820       814,764
  Company obligated, mandatorily redeemable securities......      25,657            --
  Advance payments by borrowers for taxes and insurance.....       6,163         5,868
  Accrued interest payable..................................       4,814         5,997
  Other liabilities.........................................      30,384        25,462
                                                              ----------    ----------
          Total liabilities.................................   2,139,101     1,559,507
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued................................          --            --
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 10,606,589 and 8,707,152 shares issued in
     2002 and 2001..........................................         106            87
  Additional paid-in capital................................     119,149        85,585
  Retained earnings.........................................      79,245        70,048
  Accumulated other comprehensive income....................       1,401         2,551
  Unallocated ESOP shares...................................      (2,323)       (3,098)
  Unearned 1997 stock-based incentive plan..................      (1,553)       (2,998)
  Treasury stock; at cost (2,577,687 and 2,571,285 shares at
     2002 and 2001).........................................     (40,678)      (40,617)
                                                              ----------    ----------
          Total stockholders' equity........................     155,347       111,558
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $2,294,448    $1,671,065
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2002       2001       2000
                                                              --------    -------    -------
Interest and dividend income:
  Loans.....................................................  $ 71,511    $77,116    $61,005
  Mortgage-backed securities................................    31,152     33,507     30,041
  Investment securities.....................................     2,108        719        803
  Federal Home Loan Bank stock..............................     2,078      2,733      1,972
                                                              --------    -------    -------
         Total interest and dividend income.................   106,849    114,075     93,821
                                                              --------    -------    -------
Interest expense:
  Deposits..................................................    25,430     26,252     24,812
  Borrowed funds............................................    43,696     53,143     36,959
                                                              --------    -------    -------
         Total interest expense.............................    69,126     79,395     61,771
                                                              --------    -------    -------
         Net interest income before provision for loan
           losses...........................................    37,723     34,680     32,050
Provision for loan losses...................................     1,200      1,200      1,200
                                                              --------    -------    -------
         Net interest income after provision for loan
           losses...........................................    36,523     33,480     30,850
                                                              --------    -------    -------
Non-interest income:
  Service charges on deposit accounts.......................     2,071      1,622      1,344
  Trust fee income..........................................     1,395      1,028         16
  Loan servicing income.....................................     1,054      1,456      2,003
  Insurance commission income...............................     1,130      1,048        446
  Earnings on Bank-Owned Life Insurance.....................     1,889      1,637      1,552
  Gain (loss) on sale of mortgage loans, net................     5,525        583       (952)
  Gain on sale of investments securities available for
    sale....................................................     1,003         --         --
  Other income..............................................     2,511      1,584      2,125
                                                              --------    -------    -------
         Total non-interest income..........................    16,578      8,958      6,534
                                                              --------    -------    -------
Non-interest expense:
  Compensation and employee benefits........................    19,951     17,786     14,732
  Office occupancy and equipment............................     4,409      4,447      3,905
  Data processing...........................................     2,145      1,694      1,322
  Advertising and business promotion........................       709      1,038      1,159
  Federal deposit insurance premiums........................       158        138        334
  Amortization of goodwill and other intangible assets......       294         84          2
  Other expense.............................................     4,618      3,866      4,055
                                                              --------    -------    -------
         Total non-interest expense.........................    32,284     29,053     25,509
                                                              --------    -------    -------
         Income before income tax expense...................    20,817     13,385     11,875
Income tax expense..........................................     7,356      4,221      3,689
                                                              --------    -------    -------
         Net income before extraordinary loss and cumulative
           effect of accounting change......................    13,461      9,164      8,186
Extraordinary loss on early extinguishment of debt, net of
  $394 tax benefit..........................................      (568)        --         --
Cumulative effect of change in accounting for derivative
  instruments and hedging activities, net of $237 tax
  benefit...................................................      (461)        --         --
                                                              --------    -------    -------
         Net income.........................................  $ 12,432    $ 9,164    $ 8,186
                                                              ========    =======    =======
Basic EPS before extraordinary loss and cumulative effect of
  accounting change.........................................  $   2.26    $  1.57    $  1.31
Extraordinary loss on early extinguishment of debt..........     (0.09)        --         --
Cumulative effect of accounting change......................     (0.08)        --         --
                                                              --------    -------    -------
Basic EPS...................................................  $   2.09    $  1.57    $  1.31
                                                              ========    =======    =======
Diluted EPS before extraordinary loss and cumulative effect
  of accounting change......................................  $   2.25    $  1.56    $  1.31
Extraordinary loss on early extinguishment of debt..........     (0.10)        --         --
Cumulative effect of accounting change......................     (0.08)        --         --
                                                              ========    =======    =======
Diluted EPS.................................................  $   2.07    $  1.56    $  1.31
                                                              ========    =======    =======
Weighted average shares outstanding -- basic................     5,949      5,854      6,256
                                                              ========    =======    =======
Weighted average shares outstanding -- diluted..............     5,993      5,864      6,256
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            UNEARNED
                                                                                              1997
                                                              ACCUMULATED                  STOCK-BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  1999....................   $ 87     $ 85,407    $56,892       $  (150)       $(4,647)      $(5,869)    $(28,759)    $102,961
  Earned SIP stock
    awards................     --         (154)        --            --             --         1,431           --        1,277
  Earned ESOP shares
    charged to expense....     --          196         --            --            775            --                       971
  Cash dividends declared
    and paid ($0.26 per
    share)................     --           --     (1,808)           --             --            --           --       (1,808)
  Common stock repurchased
    (428,801 shares at an
    average price of
    $12.24 per share).....     --           --         --            --             --            --       (5,271)      (5,271)
  Common stock acquired
    for certain employee
    benefit plans (24,086
    shares at an average
    price of $13.32 per
    share)................     --           --         --            --             --            --         (320)        (320)
  Common stock sold for
    certain employee
    benefit plans (1,708
    shares at an average
    price of $16.57 per
    share)................     --           --         --            --             --            --           29           29
  Comprehensive income
    (loss):
    Net income............     --           --      8,186            --             --            --           --        8,186
    Other comprehensive
      income, net of tax
      Unrealized holding
        gains (losses) on
        available for sale
        securities........     --           --         --        (6,981)            --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............     --           --         --            --             --            --           --           --
                                                                -------
      Net unrealized
        (losses) gains....     --           --         --        (6,981)            --            --           --           --
      Tax effect..........     --           --         --         2,661             --            --           --           --
                                                                -------
      Net-of-tax effect...     --           --         --        (4,320)            --            --           --       (4,320)
                                                                                                                      --------
        Total
          comprehensive
          income..........     --           --         --            --             --            --                     3,866
                             ----     --------    -------       -------        -------       -------     --------     --------
Balance at March 31,
  2000....................     87       85,449     63,270        (4,470)        (3,872)       (4,438)     (34,321)     101,705
  Earned SIP stock
    awards................     --         (154)        --            --             --         1,440           --        1,286
  Earned ESOP shares
    charged to expense....     --          290         --            --            774            --           --        1,064
  Cash dividends declared
    and paid ($0.37 per
    share)................     --           --     (2,386)           --             --            --           --       (2,386)
  Common stock repurchased
    (442,979 shares at an
    average price of
    $13.42 per share).....     --           --         --            --             --            --       (5,963)      (5,963)
  Common stock acquired
    for certain employee
    benefit plans (34,425
    shares at an average
    price of $12.64 per
    share)................     --           --         --            --             --            --         (435)        (435)
  Common stock sold for
    certain employee
    benefit plans (6,966
    shares at an average
    price of $14.68 per
    share)................     --           --         --            --             --            --          102          102
  Comprehensive income
    (loss):
    Net income............     --           --      9,164            --             --            --           --        9,164
    Other comprehensive
      income, net of tax
      Unrealized holding
        gains (losses) on
        available for sale
        securities........     --           --         --        11,419             --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............     --           --         --            --             --            --           --           --
                                                                -------
      Net unrealized
        (losses) gains....     --           --         --        11,419             --            --           --           --
      Tax effect..........     --           --         --        (4,398)            --            --           --           --
                                                                -------
      Net-of-tax effect...     --           --         --         7,021             --            --           --        7,021
                                                                                                                      --------
        Total
          comprehensive
          income..........     --           --         --            --             --            --                    16,185
                             ----     --------    -------       -------        -------       -------     --------     --------
Balance at March 31,
  2001....................   $ 87     $ 85,585    $70,048       $ 2,551        $(3,098)      $(2,998)    $(40,617)    $111,558
                             ====     ========    =======       =======        =======       =======     ========     ========
(continued)

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            UNEARNED
                                                                                              1997
                                                              ACCUMULATED                  STOCK-BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  2001....................   $ 87     $ 85,585    $70,048       $ 2,551        $(3,098)      $(2,998)    $(40,617)    $111,558
  Common stock issued for
    People's acquisition,
    less issuance costs...     19       31,656         --            --             --            --           --       31,675
  Fair value of People's
    stock options
    assumed...............     --        1,375         --            --             --            --           --        1,375
  Earned SIP stock
    awards................     --         (155)        --            --             --         1,445           --        1,290
  Earned ESOP shares
    charged to expense....     --          617         --            --            775            --           --        1,392
  Stock options
    exercised.............     --           71         --            --             --            --           --           71
  Cash dividends declared
    and paid ($0.52 per
    share)................     --           --     (3,235)           --             --            --           --       (3,235)
  Common Stock acquired
    for certain employee
    benefit plans (3,651
    shares at an average
    price of $16.74 per
    share)................     --           --         --            --             --            --          (61)         (61)
  Comprehensive income
    (loss):
    Net income............     --           --     12,432            --             --            --           --       12,432
    Other comprehensive
      income, net of
      tax.................
      Unrealized holding
        gains (losses) on
        available for sale
        securities........     --           --         --        (1,356)            --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............     --           --         --        (1,003)            --            --           --           --
                                                                -------
      Net unrealized
        (losses) gains....     --           --         --        (2,359)            --            --           --
      Tax effect..........     --           --         --         1,209             --            --           --           --
                                                                -------
      Net-of-tax effect...     --           --         --        (1,150)            --            --           --       (1,150)
                                                                                                                      --------
        Total
          comprehensive
          income..........     --           --         --            --             --            --           --       11,282
                             ----     --------    -------       -------        -------       -------     --------     --------
Balance at March 31,
  2002....................   $106     $119,149    $79,245       $ 1,401        $(2,323)      $(1,553)    $(40,678)    $155,347
                             ====     ========    =======       =======        =======       =======     ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                 2002           2001           2000
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income................................................  $    12,432    $     9,164    $     8,186
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Amortization (accretion) of:
         Premiums (discounts), net..........................           36           (413)           272
         Deferred loan origination costs....................       (1,360)          (454)          (155)
         Mortgage servicing rights..........................        2,850          2,450          2,070
         Goodwill...........................................          294             84              2
      Provision for loan losses.............................        1,200          1,200          1,200
      Provision for losses on mortgage servicing rights.....          240             --             --
      (Gains) losses on sales of:
         Office property and equipment......................          (97)            (4)           (30)
         Real estate owned and other repossessed assets.....          (24)           (41)           (56)
         Mortgage loans.....................................       (5,525)          (583)           952
         Investment and mortgage-backed securities
           available-for-sale...............................       (1,003)            --             --
      Net proceeds from sales of mortgage loans.............      647,495        119,710        250,326
      Origination of mortgage loans held for sale...........     (649,580)      (155,855)      (204,182)
      Income from bank-owned life insurance.................       (1,889)        (1,637)        (1,552)
      Unrealized (gain) loss on investments in limited
         partnerships.......................................          518           (128)          (293)
      Real estate owned valuation adjustments...............           --             --            (43)
      Depreciation of office properties and equipment.......        2,389          2,640          2,542
      Appreciation in fair value of ESOP shares.............          617            290            195
      Earned SIP shares.....................................        1,290          1,286          1,277
      Increase or decrease in:
         Accrued interest receivable........................        2,111           (910)          (649)
         Other assets.......................................       (6,244)          (258)        (2,256)
         Accrued interest payable...........................       (2,958)         1,377          1,562
         Other liabilities..................................        1,483          2,120          2,635
                                                              -----------    -----------    -----------
         Net cash provided by (used in) operating
           activities.......................................        4,275        (19,962)        62,003
                                                              -----------    -----------    -----------
(continued)

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                 2002           2001           2000
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Cash acquired, net of payments for acquisition............  $   253,396    $        --    $        --
  Purchase of investment securities available for sale......      (14,921)          (342)          (600)
  Purchase of mortgage-backed securities available for
    sale....................................................     (224,094)       (45,163)      (249,028)
  Payments received on mortgage-backed securities available
    for sale................................................      234,531         97,340        107,134
  Proceeds from sale of investments securities available for
    sale....................................................          753             --             --
  Proceeds from sale of mortgage-backed securities available
    for sale................................................       19,820             --             --
  Payments received on mortgage-backed securities held to
    maturity................................................          933            680          2,784
  Purchase of the Federal Home Loan Bank Stock..............           --         (9,441)        (2,246)
  Maturities of investment securities held to maturity......           --             --         10,000
  Maturities of investment securities available for sale....           --            200             --
  Net decrease (increase) in loans..........................      160,288        (89,639)      (123,349)
  Proceeds from sale of office equipment....................        1,009             46            104
  Proceeds from sales of real estate owned..................          315            345            674
  Purchases of office properties and equipment..............       (1,869)        (1,533)        (2,548)
  Purchase of investments in limited partnerships...........         (173)          (100)          (200)
                                                              -----------    -----------    -----------
         Net cash provided by (used in) investing
           activities.......................................      429,988        (47,607)      (257,275)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................       52,320         42,734        (10,188)
  Proceeds from FHLB advances and other borrowings..........    1,535,343      3,799,213      2,867,106
  Repayments on FHLB advances and other borrowings..........   (1,896,558)    (3,764,111)    (2,673,425)
  Net change in advance payments by borrowers for taxes and
    insurance...............................................       (1,082)          (116)           324
  Cash dividends paid.......................................       (3,235)        (2,386)        (1,808)
  Payments to acquire common stock for treasury.............          (61)        (6,296)        (5,562)
  Stock options exercised...................................           71             --             --
  Reduction in unearned ESOP shares.........................          775            774            775
                                                              -----------    -----------    -----------
         Net cash (used in) provided by financing
           activities.......................................     (312,427)        69,812        177,222
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........      121,836          2,243        (18,050)
Cash and cash equivalents at beginning of year..............       23,213         20,970         39,020
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $   145,049    $    23,213    $    20,970
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    72,084    $    78,018    $    60,209
                                                              ===========    ===========    ===========
    Income taxes............................................  $     7,124    $     4,456    $     1,951
                                                              ===========    ===========    ===========
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans..................  $       149    $       479    $       231
                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2002, 2001 AND 2000

(1) ORGANIZATION

     FIRSTFED AMERICA BANCORP, INC. (the "Company") is a holding company for First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING"), FIRSTFED INSURANCE AGENCY, LLC, the FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"), People's Bancshares Capital Trust ("Capital Trust I") and People's Bancshares Capital Trust II ("Capital Trust II"). The Company owns all of the issued and outstanding shares of common stock of the Bank, FAB FUNDING, Capital Trust I and Capital Trust II. The FIRSTFED INSURANCE AGENCY, LLC (the "Agency") is owned jointly by the Company and FAB FUNDING, with the Company's ownership share being a substantial majority. The Company owns a 65% interest in FIRSTFED TRUST COMPANY, N.A., with the remaining 35% interest being held by M/D Trust, LLC, a minority owner.

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

     As more fully described in note 4, the Bank converted from a mutual savings bank to a capital stock savings bank on January 15, 1997.

     The Agency was formed on January 7, 1999. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. In March 2002, the Agency entered into a joint partnership with three Rhode Island insurance agencies, Atlantic Insurance Partners, Riley Insurance and Allen Cochran Insurance, to form the Insurance Group of Newport. The Agency is licensed to sell insurance in Massachusetts, Rhode Island and Connecticut and is subject to regulations of, and periodic examinations by these states.

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

     Capital Trust I is a Delaware Business Trust formed in 1997, and Capital Trust II is a New York Common Law Trust formed in 2000 (see note 11).

     The Bank includes its wholly-owned subsidiaries: People's Mortgage Corporation (a Massachusetts corporation), FIRSTFED INVESTMENT CORPORATION (a Massachusetts security corporation), CELMAC INVESTMENT CORPORATION (a Massachusetts security corporation) and several inactive corporations.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  CASH AND DUE FROM BANKS

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based upon deposit levels and amounted to $8.1 million at March 31, 2002.

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

  MORTGAGE BANKING AND MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. Considered in the calculation of cost are unamortized deferred loan origination fees and costs and mortgage servicing rights. Generally, all longer term (typically mortgage loans with terms greater than fifteen years) fixed-rate residential single-family mortgage loans are originated for sale and shorter term fixed-rate and most adjustable-rate loans are originated for portfolio. Forward commitments to sell loans are contracts that the Company enters into for the purpose of reducing the market risk associated with originating mortgage loans held for sale should interest rates change. Forward commitments are recorded at fair value, with adjustments included in other assets and the offset recorded to gain/loss on sale of mortgage loans. Commitments to originate interest rate-locked loans for sale are also recorded at the fair value, with adjustments included in other assets and the offset recorded to gain/loss on sale of mortgage loans.

     Gain or loss on sale of mortgage loans is recognized at the time of sale. Such gain or loss results from the combination of (1) the difference between the net cash paid by the investor for the loan and the loan's carrying value; (2) the calculated present value of the difference between the interest rate paid by the borrower on the loan sold and the interest rate guaranteed to the investor, adjusted for mortgage servicing fees and considering estimated loan prepayments; and (3) any origination fees, net of applicable origination costs, retained by the Bank.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

     Accrual of interest on loans is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days or more. When a loan is placed on non-accrual, all income that has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Interest received on non-accrual loans is either recorded as income or applied against the principal balance depending on management's evaluation of the collectibility of principal. Loans are removed from non-accrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with the repayment terms, and when, in management's opinion, the loans are considered fully collectible.

     Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have been contractually past due 90 days. The Bank may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if it is probable that the Bank will collect all amounts due in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status and collateral value.

     Impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

     While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

  BANK OWNED LIFE INSURANCE

     Bank owned life insurance ("BOLI") represents life insurance on certain senior level employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes. BOLI is reported on the balance sheet at cash value.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and certain other intangible assets arise in business combinations accounted for under the purchase method. Goodwill represents the difference between the cost of an acquired company and the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the tangible liabilities assumed. Goodwill has historically been amortized on a straight-line basis over a period not exceeding fifteen years, and other intangible assets are amortized over their useful lives not exceeding ten

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES years. Goodwill and other intangible assets are reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. New accounting rules were recently issued for goodwill and other intangible assets from business combinations consummated after June 30, 2001. See Recent Accounting Developments.

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

  STOCK OPTIONS

     The Company continues to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES in its accounting for stock options. However, the Company provides expanded disclosures of pro-forma net income and earnings per share and other disclosure information in Note 15 to the consolidated financial statements as if the fair value method had been applied.

  INTEREST RATE RISK MANAGEMENT AGREEMENTS

     The Company uses off-balance sheet financial instruments from time to time as part of its interest rate risk management strategy. Interest rate swap agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The interest rate swap agreements are marked to market in other income and included as a component of other liabilities.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     A reconciliation of the weighted average shares outstanding for the years ended March 31, 2002, 2001 and 2000 follows (in thousands):

                                                              2002     2001     2000
                                                              -----    -----    -----
Basic shares................................................  5,949    5,854    6,256
Dilutive impact of stock options............................     44       10       --
                                                              -----    -----    -----
Diluted shares..............................................  5,993    5,864    6,256
                                                              =====    =====    =====

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

  TRUST ASSETS

     Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company. Trust assets under administration were $521.4 million at March 31, 2002 and $455.8 million at March 31, 2001. Income from trust activities is reported on an accrual basis.

  RECENT ACCOUNTING DEVELOPMENTS

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recognized an after-tax loss from the cumulative effect of adoption of $461,000, or $0.08 per share, representing the initial adjustment to fair value of certain derivative instruments, including a pre-tax adjustment of $743,000 related to interest rate swaps designed to reduce its exposure to interest rate changes, partially offset by a pre-tax adjustment of $45,000 related to commitments to originate and sell mortgage loans for sale that hedge its secondary market activities. Changes to the fair value of derivative instruments are recognized in non-interest income each quarter, and a net addition to pre-tax income of $482,000, or approximately $0.05 per share, was recognized for fiscal year 2002.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies recognition criteria that acquired identifiable intangible assets must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with finite

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES useful lives will continue to be amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted SFAS No. 141 as of July 1, 2001. Also as of July 1, 2001, the Company adopted the required transition provisions of SFAS No. 142 related to amortization of goodwill and other intangible assets for which the acquisition date was after June 30, 2001. The remaining provisions of SFAS No. 142 were adopted on April 1, 2002. Accordingly, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are not amortized. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized until March 31, 2002.

     Upon full adoption of SFAS No. 142, the Company must evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition of identifiable intangible assets separate from goodwill. The Company must also reassess the useful lives and residual values of all identifiable intangible assets acquired and make any necessary amortization period adjustments by June 30, 2002. Goodwill impairment must be measured for each reporting unit in a two-step process. First, the carrying amount of the net assets (including goodwill) must be compared to the fair value of a reporting unit (as defined) by September 30, 2002. Second, if the carrying value of a reporting unit is greater than its fair value, the Company must determine by March 31, 2003 the amount of impairment based on the fair value of a reporting unit compared to the fair values assigned to all of the recognized and unrecognized assets and liabilities of that unit. Impairment must be measured as of the adoption date of April 1, 2002, with the related loss, if necessary, recognized as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003.

     On March 31, 2002, the Company had goodwill in the amount of $43.5 million, a core deposit intangible asset of $11.7 million and non-compete intangible asset of $498,000, all of which will be subject to the transition provisions of SFAS No. 142. The Company has not completed its calculations under the impairment testing provisions of SFAS 142; however, based on evaluation results to date, impairment losses, if any, are not expected to be material. The estimated amortization expense for goodwill and other intangible assets for fiscal year 2003 is expected to increase to $2.1 million from $294,000 in fiscal year 2002 due to amortization of the other intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization, subject to the results of the required testing for goodwill impairment.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on April 1, 2002 with no material impact on its financial condition or results of operations.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(3) ACQUISITIONS (DOLLARS IN THOUSANDS)

     On February 28, 2002, the Company completed the acquisition of People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, for $40.3 million in cash and 1.9 million shares of the Company's common stock. The total acquisition cost of People's, including the fair value of stock options assumed and certain merger costs, was $75.0 million. The value of the common stock issued was determined based on the average market price of the Company common stock over the two-day period before and the two-day period after the definitive agreement of the acquisition was announced (October 1, 2001). The acquisition was accounted for as purchase in accordance with SFAS No. 141, "Business Combinations." The results of People's operations have been included in the consolidated financial statements since March 1, 2002.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for People's at the date of acquisition:

                                                              FEBRUARY 28, 2002
                                                              -----------------
Assets:
  Cash and cash equivalents.................................      $295,177
  Mortgage loans held for sale..............................        84,910
  Investment securities available for sale..................        60,423
  Mortgage-backed securities................................       111,834
  Stock in Federal Home Loan Bank of Boston.................        18,064
  Loans receivable, net.....................................       308,924
  Office properties and equipment, net......................        15,169
  Goodwill and other intangible assets......................        54,917
  Other assets..............................................        19,320
                                                                  --------
     Total assets acquired..................................       968,738
                                                                  --------
Liabilities:
  Deposits..................................................       557,625
  FHLB advances and other borrowings........................       327,538
  Other liabilities.........................................         8,582
                                                                  --------
     Total liabilities assumed..............................       893,745
                                                                  --------
Net assets acquired.........................................      $ 74,993
                                                                  ========

     The goodwill and other intangible assets included goodwill of $42.5 million, a core deposit intangible asset of $11.9 million to be amortized over the average useful life of 10 years using the sum-of-the-years-digits method, and a non-compete intangible asset of $520,000 to be amortized over the two-year contract period on a straight-line basis. None of the goodwill is expected to be deductible for income tax purposes. Fair value adjustments include a net premium on loans of $5.9 million amortized to interest income over three to seven years to approximate a constant yield to maturity, premium on deposits of $1.8 million amortized to interest expense over two years on a sum-of-the-years-digits basis and premium on borrowings of $22.0 million amortized to interest expense over five to eight years to approximate a constant yield to maturity.

     The following table summarizes on a pro forma basis the results of operations of the Company assuming that the acquisition of People's had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisitions and the amortization of the purchase accounting adjustments that affected net interest income and non-interest expense. In addition, an assumed interest charge related to the funding of the cash purchase of People's was deducted from the operating results in both 2002 and 2001. No effect has been given to cost savings or revenue enhancements in this presentation. These proforma amounts do not purport to be indicative of the results that would have

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                              PROFORMA COMBINED FOR THE
                                                                YEARS ENDED MARCH 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
Net interest income before loan loss provision..............  $   61,447     $   65,914
Provision for loan loss.....................................         734          1,200
                                                              ----------     ----------
Net interest income after loan loss provision...............      60,713         64,714
Non-interest income.........................................      26,931         17,610
Non-interest expense........................................      69,190         57,016
                                                              ----------     ----------
  Income before income tax expense..........................      18,454         25,308
Income tax expense..........................................       6,727          8,252
                                                              ----------     ----------
  Net income before extraordinary loss and cumulative effect
     of accounting change...................................      11,727         17,056
Extraordinary loss on early extinguishment of debt, net of
  tax.......................................................        (568)            --
Cumulative effect of change in accounting for derivative
  instruments and hedging activities, net of tax............        (461)            --
                                                              ----------     ----------
     Net income.............................................  $   10,698     $   17,056
                                                              ==========     ==========
Basic earnings per share before extraordinary loss and
  cumulative effect of accounting change....................  $     1.53     $     2.20
Basic earnings per share....................................  $     1.36     $     2.20
Diluted earnings per share before extraordinary loss and
  cumulative effect of accounting change....................  $     1.52     $     2.20
Diluted earnings per share..................................  $     1.38     $     2.20
Weighted average shares outstanding -- basic................   7,683,507      7,750,334
Weighted average shares outstanding -- diluted..............   7,728,023      7,760,048

     In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc. and All Risk Insurance Agency of Swansea for a total of $1.1 million. Since these acquisitions were accounted for under the purchase method of accounting, the results of the acquisitions are included for the periods subsequent to the acquisition date. The unamortized balance of goodwill recorded in connection with the acquisitions was $1.1 million at March 31, 2002. The Agency made a payment of $95,000 in March 2001, which was recorded as goodwill, and will also make additional payments of $375,000 over two years, which also will be recorded as goodwill.

(4) STOCKHOLDERS' EQUITY

     The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on September 6, 1996. On January 15, 1997, (i) the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, (ii) the Bank issued all of its outstanding capital stock to the Company and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share 7,364,762 shares of Common Stock to certain of the Bank's eligible account holders who had subscribed for such shares (collectively, the "Conversion"), by selling 697,010 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 645,380 shares of Common Stock to The FIRSTFED Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $77.6 million, after expenses of $3.0 million. Net proceeds of $43.4 million were invested in the Bank to increase the Bank's tangible capital to 10% of the Bank's total adjusted assets. The Company established the Foundation dedicated to the communities served

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES by the Bank. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $6.5 million was charged to expense.

     Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of Conversion in an amount equal to the retained earnings of the Bank as of the date of its latest balance sheet date, September 30, 1996, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount at the liquidation account is decreased if the balances of eligible depositors decrease at the annual determination dates. The liquidation account approximated $13.8 million (unaudited) at March 31, 2002.

     The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

     In addition to the 25,000,000 authorized shares of common stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 2002, there were no shares of preferred stock issued.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based core and tangible capital (as defined). As of March 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

     As of March 31, 2002, the Bank was, by regulatory definition, "well capitalized" based on its ratios of risk-based, core, tangible, and Tier 1 risk-based capital. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual and required capital amounts and ratios are presented in the following table (dollars in thousands). No deduction was taken from capital for interest-rate risk.

                                                                                  TO BE WELL
                                                                                  CAPITALIZED
                                                             FOR CAPITAL         UNDER PROMPT
                                                              ADEQUACY            CORRECTIVE
                                          ACTUAL              PURPOSES         ACTION PROVISIONS
                                     -----------------    -----------------    -----------------
                                      AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                     --------    -----    --------    -----    --------    -----
As of March 31, 2002:
  Risk-based capital...............  $137,237    10.36%   $105,972     8.0%    $132,465    10.0%
  Core capital.....................   127,570     5.72      89,195     4.0      111,493     5.0
  Tangible capital.................   127,570     5.72      44,598     2.0      111,493     5.0
  Tier 1 risk-based................   127,570     9.19      58,781     4.0       85,274     6.0

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                                                                                  TO BE WELL
                                                                                  CAPITALIZED
                                                             FOR CAPITAL         UNDER PROMPT
                                                              ADEQUACY            CORRECTIVE
                                          ACTUAL              PURPOSES         ACTION PROVISIONS
                                     -----------------    -----------------    -----------------
                                      AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                     --------    -----    --------    -----    --------    -----
As of March 31, 2001:
  Risk-based capital...............  $112,964    13.58%   $ 66,536     8.0%    $ 83,170    10.0%
  Core capital.....................   103,942     6.27      66,310     4.0       82,888     5.0
  Tangible capital.................   103,942     6.27      33,155     2.0       82,888     5.0
  Tier 1 risk-based................   103,942    12.33      34,620     4.0       51,254     6.0

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The Trust Company's capital amounts and ratios are presented in the following table (dollars in thousands).

                                                                                       CAPITAL
                                                                     EXCESS       ------------------
                                            ACTUAL    REQUIRED    (DEFICIENCY)    ACTUAL    REQUIRED
                                            ------    --------    ------------    ------    --------
As of March 31, 2002:
  Tangible capital........................  $2,897      $ 22         $2,875       261.70%     2.00%
  Core capital............................   2,897       129          2,768        89.61      4.00
  Risk-based capital......................   2,897        89          2,808       261.70      8.00
As of March 31, 2001:
  Tangible capital........................  $2,781      $ 22         $2,759       257.50%     2.00%
  Core capital............................   2,781       120          2,661        92.58      4.00
  Risk-based capital......................   2,781        86          2,695       257.50      8.00

(5) INVESTMENT AND MORTGAGE-BACKED SECURITIES (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE

     A summary of investment securities available for sale follows:

                                                                MARCH 31, 2002
                                       ----------------------------------------------------------------
                                         WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                       AVERAGE RATE      COST         GAINS         LOSSES       VALUE
                                       ------------    ---------    ----------    ----------    -------
Investment securities:
  Corporate bonds....................      6.1%         $31,513       $  274        $(248)      $31,539
  Municipal bonds....................      3.4            2,643           --           --         2,643
  U.S. Government Agency
     obligations.....................      5.4            1,111            4           (8)        1,107
  Trust preferred stocks.............      8.4           40,698          192         (632)       40,258
  Marketable equity securities.......       --            5,637        3,472           --         9,109
                                                        -------       ------        -----       -------
          Total investment
            securities...............                   $81,602       $3,942        $(888)      $84,656
                                                        =======       ======        =====       =======

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
                                                         ======        ======        =====       ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The remaining contractual maturities of investments in debt securities at March 31, 2002 are summarized as follows:

                                                              AMORTIZED    FAIR
MATURITY PERIOD                                                 COST       VALUE
---------------                                               ---------   -------
One year or less............................................   $ 2,296    $ 2,294
More than one year to five years............................    16,262     16,382
More than five years to ten years...........................     5,475      5,480
More than five years........................................    51,932     51,391
                                                               -------    -------
     Total..................................................   $75,965    $75,547
                                                               =======    =======

     A summary of mortgage-backed and collateralized mortgage obligation securities available for sale follows:

                                                               MARCH 31, 2002
                                      -----------------------------------------------------------------
                                        WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                      AVERAGE RATE      COST         GAINS         LOSSES       VALUE
                                      ------------    ---------    ----------    ----------    --------
Mortgage-backed securities due:
  One year or less..................      7.0%        $  1,439       $   41       $    --      $  1,480
  More than one year to five
     years..........................      7.0            5,005          142            --         5,147
  More than ten years...............      5.8          354,288        1,298        (1,969)      353,617
                                                      --------       ------       -------      --------
          Total mortgage-backed
            securities..............      5.9          360,732        1,481        (1,969)      360,244
                                                      --------       ------       -------      --------
Collateralized mortgage obligations
  due:
  Five years or less................      3.1            9,998            2            --        10,000
  More than five years to ten
     years..........................      3.9           35,224           53          (165)       35,112
  More than ten years...............      4.9          173,759          725        (1,222)      173,262
                                                      --------       ------       -------      --------
          Total collateralized
            mortgage obligations....      4.6          218,981          780        (1,387)      218,374
                                                      --------       ------       -------      --------
          Total.....................      5.4%        $579,713       $2,261       $(3,356)     $578,618
                                                      ========       ======       =======      ========

                                                               MARCH 31, 2001
                                      -----------------------------------------------------------------
                                        WEIGHTED      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                      AVERAGE RATE      COST         GAINS         LOSSES       VALUE
                                      ------------    ---------    ----------    ----------    --------
Mortgage-backed securities due:
  Five years or less................      7.0%        $ 12,029       $  167       $    --      $ 12,196
  More than ten years...............      6.7          272,689        3,369          (101)      275,957
                                                      --------       ------       -------      --------
          Total mortgage-backed
            securities..............      6.7          284,718        3,536          (101)      288,153
                                                      --------       ------       -------      --------
Collateralized mortgage obligations
  due:
  Five years or less................      6.5            9,997           62            --        10,059
  More than five years to ten
     years..........................      6.7           37,654           85          (233)       37,506
  More than ten years...............      6.5          165,975          291          (754)      165,512
                                                      --------       ------       -------      --------
          Total collateralized
            mortgage obligations....      6.6          213,626          438          (987)      213,077
                                                      --------       ------       -------      --------
          Total.....................      6.6%        $498,344       $3,974       $(1,088)     $501,230
                                                      ========       ======       =======      ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     Adjustable-rate mortgage-backed securities and collateralized mortgage obligations available for sale had total amortized costs and fair values of $406,630 and $406,696 respectively, at March 31, 2002 and $413,440 and $416,044, respectively, at March 31, 2002.

     For the year ended March 31, 2002, proceeds from the sales of investment securities available for sale amounted to $753, resulting in gross realized gains of $750, and proceeds from the sale of mortgage-backed securities amounted to $19,820, resulting in gross realized gains of $253. There were no sales of investment or mortgage-backed securities for the years ended March 31, 2001 and 2000.

  HELD TO MATURITY

     A summary of mortgage-backed securities held to maturity follows:

                                                                MARCH 31, 2002
                                        ---------------------------------------------------------------
                                          WEIGHTED
                                          AVERAGE       AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                            RATE          COST         GAINS         LOSSES      VALUE
                                        ------------    ---------    ----------    ----------    ------
Mortgage-backed securities due:
  Five years or less..................      8.3%         $   67         $ 4            $--       $   71
  More than five years to ten years...      9.0             354          22            --           376
  More than ten years.................      6.7             782           6            --           788
                                                         ------         ---            --        ------
          Total mortgage-backed
            securities held to
            maturity..................      7.5%         $1,203         $32            $--       $1,235
                                                         ======         ===            ==        ======

                                                                MARCH 31, 2001
                                        ---------------------------------------------------------------
                                          WEIGHTED
                                          AVERAGE       AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                            RATE          COST         GAINS         LOSSES      VALUE
                                        ------------    ---------    ----------    ----------    ------
Mortgage-backed securities due:
  Five years or less..................      8.7%         $   32         $--            $--       $   32
  More than five years to ten years...      8.9             537          --            --           537
  More than ten years.................      8.7           1,569          16            --         1,585
                                                         ------         ---            --        ------
          Total mortgage-backed
            securities held to
            maturity..................      8.7%         $2,138         $16            $--       $2,154
                                                         ======         ===            ==        ======

     Adjustable-rate mortgage-backed securities held to maturity had total amortized cost and fair value of $782 and $788, respectively, at March 31, 2002 and $1,569 and $1,585, respectively, at March 31, 2001.

     Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

     Mortgage-backed securities with a book value of approximately and $10,572 and $444 were pledged as collateral for certain deposits in the "Deposit Collateralization Bailee Program" at the Federal Home Loan Bank of Boston at March 31, 2002 and 2001, respectively.

     As a member of the Federal Home Loan Bank ("FHLB") system, the Company is required to maintain a minimum investment in FHLB stock. The current investment exceeds the required level at March 31, 2002. Any excess may be redeemed by the Company or called by the FHLB at par. At its discretion, the FHLB may declare dividends on this stock.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(6) LOANS RECEIVABLE (DOLLARS IN THOUSANDS)

     The Company's lending activities are conducted principally in Southeastern New England and, to a lesser degree, the Mid-Atlantic region. The Company grants one-to-four family and multifamily residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multifamily properties and commercial real estate properties. The ability and willingness of one-to four-family and multifamily residential and consumer borrowers to honor their repayment commitments is generally dependent on real estate values and the level of overall economic activity within the borrowers' geographic areas. The ability and willingness of commercial, commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic areas and the general economy.

     The following is a comparative summary of loans receivable classified by type at March 31:

                                                         2002          2001
                                                      ----------    ----------
Mortgage loans:
  Residential 1-4 family............................  $  629,079    $  677,512
  Multi-family......................................       6,218         3,015
  Commercial real estate............................     115,243        44,375
  Construction and land.............................      63,810        72,225
                                                      ----------    ----------
          Total mortgage loans......................     814,350       797,127
                                                      ----------    ----------
Commercial loans....................................     200,016        94,681
                                                      ----------    ----------
Consumer loans and other loans:
  Home equity lines.................................      83,013        45,191
  Second mortgages..................................      48,901        61,759
  Other consumer loans..............................      13,713         9,665
                                                      ----------    ----------
  Total consumer loans..............................     145,627       116,615
                                                      ----------    ----------
          Total loans receivable....................   1,159,993     1,008,423
                                                      ----------    ----------
Less:
  Allowance for loan losses.........................     (19,237)      (13,233)
  Undisbursed proceeds of construction mortgages in
     process........................................     (21,818)      (19,445)
  Purchase premium on loans, net....................       5,869            --
  Deferred loan origination costs, net..............         943         1,429
                                                      ----------    ----------
                                                         (34,243)      (31,249)
                                                      ----------    ----------
          Loans receivable, net.....................  $1,125,750    $  977,174
                                                      ==========    ==========

     At March 31, 2002 and 2001, mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements amounted to $1,588,000 and $1,531,000, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

     Loans placed on non-accrual status totaled approximately $3,704 and $1,332 at March 31, 2002 and 2001, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes information regarding the reduction of interest income on non-accrual loans for the years ended March 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
Income in accordance with original items....................  $216    $127    $107
Income recognized...........................................   106      81      78
                                                              ----    ----    ----
Foregone interest income during year........................  $110    $ 46    $ 29
                                                              ====    ====    ====

     At March 31, 2002 and 2001, total impaired loans of $868 and $1,138 required impairment allowances of $144 and $193, respectively. All impaired loans have been measured using the fair value of the collateral method. The average recorded value of impaired loans was $1,003 in 2002 and $847 in 2001. The Company follows the same policy for recognition of income on impaired loans as it does for all other loans. Impaired loans of $868 and $798 were on non-accrual at March 31, 2002 and 2001, respectively.

     The following table summarizes information regarding the reduction of interest income on impaired loans for the years ended March 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
Income in accordance with original terms....................  $98     $77     $114
Income recognized...........................................   81      46       75
                                                              ---     ---     ----
Foregone interest income during the year....................  $17     $31     $ 39
                                                              ===     ===     ====

     At March 31, 2002, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired or non-accrual.

     An analysis of the allowance for loan losses for the years ended March 31 is as follows:

                                                         2002       2001       2000
                                                        -------    -------    -------
Balance at beginning of year..........................  $13,233    $12,275    $12,016
Allowance for loan losses acquired....................    5,196         --         --
Provision for loan losses.............................    1,200      1,200      1,200
Charge-offs...........................................     (493)      (281)      (958)
Recoveries............................................      101         39         17
                                                        -------    -------    -------
  Balance at end of year..............................  $19,237    $13,233    $12,275
                                                        =======    =======    =======

     In the ordinary course of business, the Company makes loans to its directors, executive officers, and their related interests, at the same prevailing terms as those of other borrowers. The following is a summary of related party loan activity for the years ended March 31:

                                                             2002      2001     2000
                                                            ------    ------    -----
Balance, beginning of year................................  $1,296    $  888    $ 685
Originations..............................................     146       630      313
Principal repayments......................................    (509)     (222)    (110)
                                                            ------    ------    -----
Balance, end of year......................................  $  933    $1,296    $ 888
                                                            ======    ======    =====

     Not included in the amounts stated above are unused portions of lines of credit. These amounted to $308 and $235 at March 31, 2002 and 2001, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     Loans with a book value of $10,398 and $9,841 were pledged as collateral for the "Deposit Collateralization Bailee Program" with the Federal Home Loan Bank of Boston at March 31, 2002 and March 31, 2001, respectively.

(7) SALE OF MORTGAGE LOANS (DOLLARS IN THOUSANDS)

     The following summarizes mortgage loan sales and the components of gain or
(loss) on sale of mortgage loans for the years ended March 31:

                                                    2002         2001         2000
                                                  ---------    ---------    ---------
Gain (loss) on sale of mortgage loans:
  Cash proceeds from sales of loans.............  $ 647,233    $ 119,677    $ 250,265
  Buy-up (down) fees received, net..............        262           33           61
                                                  ---------    ---------    ---------
  Net cash proceeds from sales of loans.........    647,495      119,710      250,326
  Principal balance of loans sold...............   (644,031)    (119,719)    (251,768)
  Deferred origination (costs) fees recognized
     at time of sale............................     (3,082)        (451)      (1,331)
  Fair value of forward commitments to sell, net
     of fair value of commitments to originate
     mortgage loans held for sale...............        179           --           --
  Change in unrealized loss on mortgage loans
     held for sale..............................        250           --           --
  Capitalized mortgage servicing rights.........      4,714        1,043        1,821
                                                  ---------    ---------    ---------
     Gain (loss) on sale of mortgage loans,
       net......................................  $   5,525    $     583    $    (952)
                                                  =========    =========    =========

     The following is a summary of capitalized mortgage servicing rights for the years ended March 31:

                                                 2002       2001       2000
                                                -------    -------    -------
Balance at beginning of year..................  $ 5,131    $ 6,538    $ 6,787
Capitalized mortgage servicing rights.........    4,714      1,043      1,821
Amortization..................................   (2,850)    (2,450)    (2,070)
                                                -------    -------    -------
Balance end of year...........................  $ 6,995    $ 5,131    $ 6,538
                                                =======    =======    =======

     An analysis of the valuation allowance related to mortgage servicing rights for the years ended March 31 is as follows:

                                                        2002    2001    2000
                                                        ----    ----    ----
Balance at beginning of year..........................  $250    $250    $250
Provision for losses..................................   240      --      --
                                                        ----    ----    ----
Balance at end of year................................  $490    $250    $250
                                                        ====    ====    ====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(8) OFFICE PROPERTIES AND EQUIPMENT (DOLLARS IN THOUSANDS)

     Office properties and equipment consist of the following at March 31:

                                                           2002        2001
                                                         --------    --------
Land...................................................  $  3,678    $  1,882
Office building and improvements.......................    31,941      20,368
Furniture, fixtures and equipment......................    20,043      14,520
Construction in progress...............................     1,204         139
                                                         --------    --------
                                                           56,866      36,909
Less accumulated depreciation..........................   (19,091)    (12,871)
                                                         --------    --------
                                                         $ 37,775    $ 24,038
                                                         ========    ========

     The Company leases certain office space under various non-cancelable operating leases. A summary of future minimum rental payments under such leases at March 31, 2002 follows:

                                                        MINIMUM RENTAL
YEAR ENDING MARCH 31,                                      EXPENSE
---------------------                                   --------------
2003..................................................      $  906
2004..................................................         809
2005..................................................         568
2006..................................................         457
2007..................................................         453
After 2007............................................       3,226

     Rent expense was $458, $330, and $181 for the years ended March 31, 2002, 2001 and 2000, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(9) DEPOSITS (DOLLARS IN THOUSANDS)

     Deposits at March 31 are as follows:

                                          WEIGHTED
                                          AVERAGE               2002                  2001
                                          RATES AT       -------------------    -----------------
                                       MARCH 31, 2002      AMOUNT        %       AMOUNT       %
                                       --------------    ----------    -----    --------    -----
Money market.........................       2.09%        $  152,931     11.6%   $ 53,075      7.5%
Business checking....................         --            141,700     10.8      71,419     10.1
Savings..............................       1.40            235,338     17.9     102,884     14.5
NOW..................................       0.50            137,451     10.4      72,241     10.2
                                                         ----------    -----    --------    -----
                                                            667,420     50.7     299,619     42.3
                                                         ----------    -----    --------    -----
Certificates:
  Six months to one year.............       3.18            231,304     17.6     114,637     16.2
  Over one year......................       4.93            166,687     12.6     159,733     22.6
  Jumbo..............................       4.64              8,339      0.6       7,876      1.1
  IRA & Keogh........................       4.56            130,290      9.9      82,677     11.7
  Business statement.................       2.21             67,373      5.1         760      0.1
  7-91 day...........................       2.07             44,218      3.4      42,114      6.0
Purchase premium on time deposits....                         1,632      0.1          --       --
                                                         ----------    -----    --------    -----
          Total certificate
            accounts.................                       649,843     49.3     407,797     57.7
                                                         ----------    -----    --------    -----
                                                         $1,317,263    100.0%   $707,416    100.0%
                                                         ==========    =====    ========    =====

     At March 31, 2002 and 2001, the weighted average stated interest rate of deposits was 2.39% and 3.98%, respectively.

     The remaining contractual maturities of certificate accounts at March 31 are summarized as follows:

                                                              2002                 2001
                                                        -----------------    -----------------
                                                         AMOUNT       %       AMOUNT       %
                                                        --------    -----    --------    -----
Within twelve months..................................  $528,133     81.3%   $313,336     76.8%
More than thirteen months to thirty-six months........    93,226     14.3      88,936     21.8
Beyond thirty-six months..............................    28,484      4.4       5,525      1.4
                                                        --------    -----    --------    -----
                                                        $649,843    100.0%   $407,797    100.0%
                                                        ========    =====    ========    =====

     At March 31, 2002, the Company had certificate accounts in amounts of $100 or more maturing as follows:

                                                                     WEIGHTED
MATURITY PERIOD                                         AMOUNT     AVERAGE RATE
---------------                                        --------    ------------
Three months or less.................................  $ 93,200        2.52%
Over 3 through 6 months..............................    23,371        3.76
Over 6 through 12 months.............................    33,373        4.66
Over 12 months.......................................    21,784        4.81
                                                       --------
Total................................................  $171,728        3.40%
                                                       ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     In the ordinary course of business, the Company accepts deposits from brokerage companies on behalf of their clients. These monies are invested in certificates of deposit. Brokered deposits amounted to $7,149 and $1,391 at March 31, 2002 and 2001, respectively.

     Interest expense on deposits consisted of the following for the years ended March 31:

                                                         2002       2001       2000
                                                        -------    -------    -------
Money market..........................................  $ 1,281    $ 1,156    $   780
Regular and club......................................    1,697      1,777      1,743
NOW...................................................      384        637        558
Certificates..........................................   22,068     22,682     21,731
                                                        -------    -------    -------
                                                        $25,430    $26,252    $24,812
                                                        =======    =======    =======

(10) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (DOLLARS IN THOUSANDS)

     At March 31, 2002 and 2001, advances from the Federal Home Loan Bank of Boston ("FHLB") with a weighted average interest rate of 5.25% and 5.99%, respectively, mature as follows:

YEAR ENDING MARCH 31,                                      2002        2001
---------------------                                    --------    --------
  2002.................................................  $     --    $275,854
  2003.................................................   392,586     179,499
  2004.................................................    62,257      39,785
  2005.................................................    15,652      20,317
  2006.................................................    95,966     218,787
  After 2006...........................................    74,914          --
                                                         --------    --------
                                                         $641,375    $734,242
                                                         ========    ========

     The unamortized purchase premium on FHLB advances at March 31, 2002 was $12,299.

     In accordance with the FHLB collateral requirements, a portion of the Bank's first mortgage loans on residential property and all otherwise unencumbered deposits and securities issued, insured or guaranteed by the United States government or an agency thereof, are pledged as collateral to secure such advances.

     The Bank has a $25,000 secured line of credit available and additional borrowing capacity of $200,448 with the FHLB at March 31, 2002.

     The Bank had other borrowings of $101,146 at March 31, 2002, including the unamortized purchase premium of $7,472, and $80,522 at March 31, 2001, primarily consisting of reverse repurchase agreements with securities dealers that were collateralized by mortgage-backed securities. The following table shows information pertaining to these agreements for the years ended March 31:

                                                       2002        2001        2000
                                                     --------    --------    --------
Reverse repurchase agreements......................  $ 90,972    $ 80,000    $171,467
Book value of pledged collateral...................    95,051      85,882     186,802
Fair value of pledged collateral...................    93,306      87,171     185,254
Maximum amount outstanding at any month end........   151,522     172,003     191,538
Average amount outstanding during the year.........   118,471     140,451     105,559
Weighted average interest rate during the period...      4.02%       6.36%       5.51%
Weighted average interest rate at end of period....      6.37        6.32        5.88

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The following table shows information pertaining to the maturity of these agreements for the years ended March 31:

YEAR ENDING MARCH 31,                                       2002       2001
---------------------                                      -------    -------
  2002...................................................  $    --    $80,000
  2008...................................................   11,153         --
  2010...................................................   79,819         --
                                                           -------    -------
                                                           $90,972    $80,000
                                                           =======    =======

     Included in FHLB advances and reverse repurchase agreements are putable borrowings. All of the putable borrowings are exercisable at the discretion of the counter-party. At March 31, 2002, the Bank had the following putable borrowings:

           CONTRACTUAL
ADVANCE     MATURITY       PUT     EXERCISE              INTEREST
DATE          DATE         DATE      TYPE     BALANCE      RATE        COUNTER-PARTY
--------   -----------   --------  --------   --------   --------   --------------------
03/13/98    03/13/08     06/13/02  Quarterly  $ 36,000    3.51%     FHLB
03/26/98    03/26/08     06/26/02  Quarterly    10,500    3.35%     Salomon Smith Barney
03/26/98    03/26/08     06/26/02  Quarterly    11,000    3.59%     FHLB
08/25/98    08/19/13     08/19/03  Quarterly     8,000    3.85%     FHLB
08/27/98    08/19/13     08/19/03  Quarterly    18,000    3.85%     FHLB
09/30/98    09/30/13     09/30/05  Quarterly    13,000    4.46%     FHLB
01/19/99    01/20/09     01/21/03  One Time     15,000    4.98%     FHLB
10/08/99    10/08/09     04/08/02  Quarterly    24,000    5.58%     FHLB
11/08/99    11/09/09     11/08/02  Quarterly    74,000    3.95%     FHLB
12/20/99    12/21/09     06/20/02  Quarterly    20,000    3.89%     FHLB
02/16/00    02/16/10     05/19/02  Quarterly    10,000    6.47%     FHLB
02/16/00    02/16/10     02/18/03  Quarterly    10,000    6.69%     FHLB
08/14/00    08/16/10     08/14/03  Quarterly    35,000    4.32%     Salomon Smith Barney
08/14/00    08/16/10     08/16/05  One Time     20,000    4.74%     Salomon Smith Barney
08/14/00    08/18/10     08/18/05  One Time     18,000    4.72%     Salomon Smith Barney
11/08/00    11/08/05     05/08/02  Quarterly    45,000    5.97%     FHLB
12/20/00    12/20/10     06/20/02  Quarterly    15,000    4.95%     FHLB
02/05/01    02/07/11     02/05/03  Quarterly    10,000    4.58%     FHLB
03/05/01    03/07/11     06/05/02  Quarterly    30,000    3.99%     FHLB
                                              --------
                                              $422,500
                                              ========

     Other borrowings also included a $10,000 promissory note payable with arms-length terms to an affiliate of M/D Trust, LLC, a related party. The note is due February 1, 2012, with interest rate of 5.547% that is subject to adjustment on February 14, 2007.

     During March 2002, the Company pre-paid Federal Home Loan Bank advances totaling $110,863 and reverse repurchase agreements totaling $50,863, which resulted in an after-tax extraordinary loss on early extinguishment of debt of $568,000, net of a $394 tax benefit.

(11) COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES

     The Company has two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owns all of the common securities. These trusts have no

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. Interest is cumulative and can be deferred for up to five years. The effect of various contractual obligations of the Company undertaken in connection with the issuance of trust preferred securities is that the Company fully and unconditionally guarantees each trust's obligations under the trust securities.

     At March 31, 2002 Capital Trust I had $13.8 million of 9.76% trust preferred securities outstanding that mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. On May 28, 2002, the Company announced the redemption of the Capital Trust I preferred securities, at par, on June 30, 2002. Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010. The purchase premium on the trust preferred securities was $1.9 million at March 31, 2002 and is being amortized over the estimated life of the underlying securities.

(12) LITIGATION

     Various legal proceedings are pending against the Company which have arisen out to the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position, the annual results of operations, or liquidity of the Company.

(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (IN THOUSANDS)

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and unadvanced lines of credit is represented by the contractual amount of those instruments. The Company uses similar credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                                                            2002       2001
                                                           -------    -------
Financial instruments whose contractual amount represents
  credit risk:
  Commitments to originate loans to be sold..............  $90,585    $41,285
  Commitments to originate loans to be held in
     portfolio...........................................   11,327     17,633
  Unadvanced home equity lines of credit.................   94,397     54,213
  Unadvanced commercial lines of credit..................   90,569     34,432
  Unadvanced residential construction loans..............   21,817     19,445
Financial instruments whose contractual amount exceeds
  the amount of credit risk:
  Commitments to sell residential mortgage loans.........   56,212     69,575
Financial instruments whose notional amount exceeds the
  amount of credit risk:
  Notional amounts -- interest rate swap agreements......   25,000     50,000

     At March 31, 2002 and 2001, commitments to originate loans to be sold with maturities ranging from 12 years to 30 years had interest rates ranging from 5.25% to 8.63% and 4.95% to 7.88%, respectively. Commitments to originate loans, unadvanced commercial lines of credit, unadvanced home equity lines of credit and unadvanced residential construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.

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

     The Company also enters into contracts to sell mortgage loans in the secondary market. Risks arise from the possible inability of the Company to originate loans to fulfill these contracts, in which case the Company would normally purchase loans or securities in the open market to deliver against these contracts. All loans are sold either without recourse or with limited recourse to the Company in the event of default or early pre-payment.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(14) INCOME TAXES (DOLLARS IN THOUSANDS)

     Income tax expense for the years ended March 31 is summarized as follows:

                                                            2002      2001      2000
                                                           ------    ------    ------
Current income tax expense:
  Federal income tax.....................................  $6,581    $4,512    $2,642
  State income tax.......................................     710       374       178
                                                           ------    ------    ------
                                                            7,291     4,886     2,820
                                                           ------    ------    ------
Deferred income tax (benefit) expense:
  Federal income tax.....................................      57      (398)      841
  State income tax.......................................       8      (267)       28
                                                           ------    ------    ------
                                                               65      (665)      869
                                                           ------    ------    ------
Income tax expense.......................................  $7,356    $4,221    $3,689
                                                           ======    ======    ======

     The reasons for the differences between the effective tax rates and the statutory federal income tax rate for the years ended March 31 were as follows:

                                                              2002    2001     2000
                                                              ----    -----    ----
Statutory federal income tax rate...........................  35.0%    34.0%   34.0%
  Items affecting federal income tax rate:
     State tax, net of federal benefit......................   2.4      0.5     1.1
     Appreciation of stock contributed to ESOP..............   0.4      0.7     0.3
     Earnings on Bank-Owned Life Insurance..................  (3.5)    (4.2)   (4.4)
     Other, net.............................................   1.0      0.5     0.1
                                                              ----    -----    ----
  Effective income tax rate.................................  35.3%    31.5%   31.1%
                                                              ====    =====    ====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below:

                                                             2002       2001
                                                            -------    ------
Deferred tax assets:
  Accrued interest income.................................  $    64    $   31
  Deferred loan fees, net.................................      116       142
  Accrued stock awards....................................      529       884
  Accrued pension.........................................      784        --
  Allowance for loan losses...............................    8,046     5,322
  Purchase accounting.....................................    8,961        --
  Other...................................................      754        49
                                                            -------    ------
     Gross deferred tax asset.............................   19,254     6,428
                                                            -------    ------
Deferred tax liabilities:
  Depreciation............................................    1,181       610
  Limited partnership.....................................    1,191        --
  Mortgage servicing rights...............................    2,926     2,100
  Other...................................................       --        58
  Unrealized gain on investments available for sale.......      558     1,767
                                                            -------    ------
     Gross deferred tax liability.........................    5,856     4,535
                                                            -------    ------
     Deferred income tax assets, net......................  $13,398    $1,893
                                                            =======    ======

     The net deferred federal income tax asset of $10,012 at March 31, 2002 is supported by the potential recovery of taxes previously paid by the Company in the carryback period. Since there is no carryback provision for state purposes, management believes the existing net deductible temporary differences which give rise to the net deferred state income tax asset of $3,386 will reverse during periods in which the Company generates net taxable income.

     As a result of the Tax Reform Act of 1996, the special tax bad debt provisions were amended to eliminate the reserve method. However, the base year reserve of approximately $7,398 remains subject to recapture in the event that the Company pays dividends in excess of its earnings and profits or redeems its stock.

(15) PENSION PLAN AND OTHER BENEFITS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)

  EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 15, 1997 the Company adopted the ESOP. The ESOP is designed to provide retirement benefits for eligible employees of the Bank. Because the ESOP invests primarily in the stock of the Company, it will also give eligible employees an opportunity to be granted an ownership interest in the Company. Employees are eligible to participate in the ESOP after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation.

     During January 1997, the Company issued a total of 697,010 shares to the trust administering the ESOP at a total purchase price of $6,970. The purchase was made from the proceeds of a $6,970 loan from FAB FUNDING CORPORATION, a wholly-owned subsidiary of the Company, bearing interest at the prime rate. The loan will be repaid over a period of approximately nine years, principally with funds from the Company's future contributions to ESOP, subject to IRS limitations. The Company recognized a charge to

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES compensation and employee benefits expense of $1,391, $1,064 and $971, during fiscal years 2002, 2001 and 2000, respectively.

     Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing after the completion of one year of credited service or immediately if service was terminated due to death, retirement, disability, or change in control. Dividends on allocated shares are credited to the participants' ESOP accounts.

     At March 31, 2002, shares held in suspense to be released annually as the loan is paid down amounted to 232,341. The fair value of unallocated ESOP shares was $5,553 at March 31, 2002. Dividends on allocated ESOP shares are charged to retained earnings, dividends on unallocated ESOP shares are charged to compensation and employee benefits expense and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

  1997 STOCK-BASED INCENTIVE PLAN ("SIP")

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

     Awards are granted in the form of common stock held by the SIP and vest in five annual installments commencing one year from the date of the award. Recipients are entitled to all voting and other stockholder rights. As of March 31, 2002, 366 shares remain unallocated under the SIP. A summary of award activity follows:

                                                            NUMBER OF
                                                             SHARES
                                                            ---------
Balance at March 31, 1999.................................   278,423
  Granted.................................................     3,000
  Distributed.............................................   (68,846)
  Forfeited...............................................      (291)
                                                             -------
Balance at March 31, 2000.................................   212,286
  Granted.................................................     1,000
  Distributed.............................................   (69,318)
  Forfeited...............................................        --
                                                             -------
Balance at March 31, 2001.................................   143,968
  Granted.................................................        --
  Distributed.............................................   (69,273)
  Forfeited...............................................      (198)
                                                             -------
Balance at March 31, 2002.................................    74,497
                                                             =======

     Compensation expense in the amount of the fair value of the stock at the date of the grant, will be recognized over the applicable service period for the portion of each award that vests equally over a five-year period. The Company recognized $393, $765 and $1,253, in compensation and benefits expense for these awards during fiscal years 2002, 2001 and 2000, respectively.

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

     In conjunction with the People's acquisition on February 28, 2002, the Company assumed obligations under People's stock option plans. Pursuant to the terms of these plans, the number of common shares reserved for issuance is 207,760, of which none remain unawarded. All options have been issued at not less than fair market value at the date of the grant as adjusted for the exchange ratio of 1.2644 as part of the People's acquisition. Options are exercisable in accordance with the terms of each individual's award agreement, however no option will be exercisable more than 10 years after the date of the grant. All stock options granted have vested as of February 28, 2002.

     A summary of option activity follows:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Balance at March 31, 1999...........................    857,350        $18.57
  Granted...........................................     20,000         19.25
  Expired...........................................       (388)        18.50
  Forfeited.........................................       (579)        18.50
                                                      ---------        ------
Balance at March 31, 2000...........................    876,383         18.58
  Granted...........................................    235,494         12.94
  Forfeited.........................................     (2,000)        12.94
                                                      ---------        ------
Balance at March 31, 2001...........................  1,109,877         17.39
  Granted...........................................         --            --
  Assumed in acquisition............................    207,760         15.06
  Exercised.........................................     (3,993)        18.68
                                                      ---------        ------
Balance at March 31, 2002...........................  1,313,644        $17.02
                                                      =========        ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

A summary of options outstanding and exercisable by price range as of March 31, 2002 follows:

                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   ---------------------------------------------    --------------------------
                                        WEIGHTED        WEIGHTED                      WEIGHTED
                    OUTSTANDING         AVERAGE         AVERAGE      EXERCISABLE      AVERAGE
    RANGE OF           AS OF           REMAINING        EXERCISE        AS OF         EXERCISE
EXERCISE PRICES    MARCH 31,2002    CONTRACTUAL LIFE     PRICE      MARCH 31,2002      PRICE
----------------   -------------    ----------------    --------    --------------    --------
$ 3.16 - $12.26         86,378         4.1 years         $10.42         86,378         $10.42
$12.94 - $17.80        264,271         7.7 years          13.33         77,636          14.26
$18.50                 780,753         5.3 years          18.50        623,345          18.50
$18.98 - $19.77        182,242         5.7 years          19.17        139,990          19.15
                     ---------                                         -------
                     1,313,644                            17.02        927,349          17.49
                     =========                                         =======

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           2002       2001      2000
                                                          -------    ------    ------
Net income as reported..................................  $12,432    $9,164    $8,186
Pro forma net income....................................   11,188     8,869     8,046
Basic earning per share as reported.....................     2.09      1.57      1.31
Diluted earnings per share as reported..................     2.07      1.56      1.31
Pro forma basic earnings per share......................     1.88      1.51      1.29
Pro forma diluted earnings per share....................     1.87      1.51      1.29

     The fair value of stock options was determined by using the binomial option pricing model. The following assumptions were inputs to the model:

                                                              2002     2001     2000
                                                              -----    -----    -----
Expected dividend yield.....................................   1.76%    2.66%    1.95%
Risk-free interest rate.....................................   4.88%    5.05%    6.51%
Expected volatility.........................................  23.56%   18.49%   23.95%
Expected life in years......................................    5.8      7.1      7.5

     The per share weighted average fair value of stock options granted during fiscal years 2001 and 2000 was $2.56 and $1.55, respectively,

  PENSION PLAN

     All eligible officers and employees of the Company, who have reached the age of twenty-one and completed one year of service, are included in a noncontributory, defined benefit pension plan (the "Pension Plan") provided by the Company. The Pension Plan is administered by Pentegra (the "Fund"). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer's experience. According to the Fund's administrators, as of June 30, 2001, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate.

     The Company's contribution to the pension plan was $ 978, $785 and $104 for the years ended March 31, 2002, 2001 and 2000.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

  SUPPLEMENTAL RETIREMENT PLAN

     The Company has adopted a supplemental retirement plan which provides for certain Company executives to receive benefits upon retirement subject to certain limitations as set forth in the plan. The Company's expense under this Plan was $294, $268 and $216 for the years ended March 31, 2002, 2001 and 2000, respectively. At March 31, 2002, the Company holds restricted assets in an irrevocable grantor's trust with a cost basis of $3,363 and a market value of $3,098, of which $1,294 are common stock of the Company and are classified as treasury stock, and the remaining $1,804 are included in other assets and offset by an accrued liability of $3,908. These treasury shares are considered retired in the computation of earnings per share.

  EMPLOYEE TAX DEFERRED THRIFT PLAN

     The Company has an employee tax deferred thrift plan (the "401k Plan") under which employee contributions to the 401k Plan are matched within certain limitations by the Company. Full-time employees are eligible to participate in the 401k Plan. The amounts matched by the Company are included in compensation and benefits expense. The amounts matched for the years ended March 31, 2002, 2001 and 2000 were $252, $204 and $192 respectively.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(16) FAIR VALUES OF FINANCIAL INSTRUMENTS (DOLLARS IN THOUSANDS)

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

  DEPOSITS AND ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE

     The fair values of demand deposits (e.g., NOW, business checking, savings accounts, certain types of money market accounts and advance payments by borrowers for taxes and insurance) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

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

  COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES

     The fair value of company obligated, mandatorily redeemable securities is based on the quoted market price.

  ACCRUED INTEREST PAYABLE

     The fair value of accrued interest payable approximates its carrying amount as reported in the balance sheet because of the short-term nature of these financial instruments.

  INTEREST RATE SWAP AGREEMENTS

     The fair value of the off-balance sheet interest rate swap agreements is the net of the present values of the pay fixed / receive floating payments, discounted at current swap rates for the appropriate remaining term of the existing swaps.

  OTHER OFF-BALANCE SHEET INSTRUMENTS

     Fair values for the Company's off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The difference between the fair value of commitments to originate loans and their book value

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES is considered to be immaterial based on a comparison to current offering rates for similar loan products. The contractual value of commitments to sell loans was considered in determining the fair value of loans held for sale. The Company's commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates, and therefore, there is no fair value adjustment.

     The carrying amounts and fair values of the Company's financial instruments at March 31 are as follows:

                                                         2002                      2001
                                               ------------------------    --------------------
                                                CARRYING        FAIR       CARRYING      FAIR
                                                 AMOUNT        VALUE        AMOUNT      VALUE
                                               ----------    ----------    --------    --------
Financial assets:
  Cash on hand and due from banks............  $   44,159    $   44,159    $ 23,013    $ 23,013
  Short-term investments.....................     100,890       100,890         200         200
  Mortgage loans held for sale...............     126,729       126,830      39,103      39,103
  Investment securities available for sale...      84,656        84,656       7,837       7,837
  Mortgage-backed securities available.......     578,618       578,618     501,230     501,230
  Mortgage-backed securities held to
     maturity................................       1,203         1,235       2,138       2,154
  Stock in FHLB of Boston....................      58,433        58,433      40,369      40,369
  Loans receivable, net......................   1,125,750     1,142,507     977,174     993,357
  Accrued interest receivable................      11,124        11,124       7,928       7,928

Financial liabilities:
  Deposits...................................  $1,317,263    $1,321,163    $707,416    $710,876
  FHLB advances and other borrowings.........     754,820       758,657     814,764     828,768
  Company obligated, mandatorily redeemable
     securities..............................      25,657        25,657          --          --
  Advance payments by borrowers for taxes and
     insurance...............................       6,163         6,163       5,868       5,868
  Accrued interest payable...................       4,814         4,814       5,997       5,997

Financial instruments with off-balance sheet
  notional amounts:
  Interest rate swap agreements..............        (440)         (440)         --        (743)
  Forward commitments to sell mortgage loans
     held for sale...........................         356           356          --         (44)
  Commitments to originate rate-locked loans
     for sale................................        (132)         (132)         --          89

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(17) PARENT COMPANY ONLY FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

     The following are the condensed financial statements for FIRSTFED AMERICA BANCORP, INC. (the "Parent Company") only at March 31:

Balance Sheet

                                                           2002        2001
                                                         --------    --------
ASSETS
Cash and amounts due from banks........................  $    594    $    153
Investment in trading securities.......................        36         815
Investment securities available for sale (amortized
  cost of $5,636 and $5,798)...........................     8,703       6,062
Investment in subsidiaries, at equity..................   184,278     111,753
Goodwill...............................................     2,771          --
Deferred tax asset.....................................     2,592       1,518
                                                         --------    --------
          Total assets.................................  $198,974    $120,301
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Company obligated, mandatory redeemable securities.....  $ 26,393    $     --
Other borrowings.......................................    10,000         327
Accrued expenses and other liabilities.................     7,234       8,416
                                                         --------    --------
          Total liabilities............................    43,627       8,743
Stockholders' equity...................................   155,347     111,558
                                                         --------    --------
          Total liabilities and stockholders' equity...  $198,974    $120,301
                                                         ========    ========

Statement of Operations

                                                           2002       2001      2000
                                                         --------    ------    ------
Income:
  Dividends received from subsidiaries.................  $ 34,850    $5,750    $5,550
  Interest and dividend income.........................       187       152       119
  Other non-interest income............................        --       128       293
                                                         --------    ------    ------
                                                           35,037     6,030     5,962
                                                         --------    ------    ------
Expenses:
  Interest expense.....................................       340        52        --
  Non-interest expense.................................       712       468       355
  Income tax (benefit) expense.........................      (311)     (103)       30
                                                         --------    ------    ------
                                                              741       417       385
                                                         --------    ------    ------
Income before equity in net income of subsidiaries.....    34,296     5,613     5,577
Equity in undistributed net income (loss) of
  subsidiaries.........................................   (21,864)    3,551     2,609
                                                         --------    ------    ------
Net income.............................................  $ 12,432    $9,164    $8,186
                                                         ========    ======    ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

Statement of Cash Flows

                                                        2002       2001        2000
                                                      --------    -------    --------
Net cash flows from operating activities:
  Net income........................................  $ 12,432    $ 9,164    $  8,186
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Equity in undistributed earnings of
       subsidiaries.................................    21,864     (3,551)     (2,609)
     Appreciation in fair value of ESOP shares......       617        290         196
     Amortization of purchase premium on Company
       obligated, mandatorily redeemable
       securities...................................       (19)        --          --
     Unrealized (gain) loss on investment in limited
       partnership..................................         4       (128)       (293)
     Decrease in prepaid expenses and other
       assets.......................................      (124)        --          --
     Decrease in accrued expenses and other
       liabilities..................................    (1,265)    (1,517)       (681)
                                                      --------    -------    --------
          Net cash provided by operating
            activities..............................    33,509      4,258       4,799
                                                      --------    -------    --------
Cash flow from investing activities:
  Cash payment for acquisition, net of cash
     acquired.......................................   (41,711)        --          --
  Purchase of investment in limited partnership.....       (40)      (100)       (200)
  Purchase of investment securities available for
     sale...........................................        --       (142)         --
  Proceeds from the sale of investment in limited
     partnership....................................       815         --          --
  Change in investment in subsidiaries..............      (645)     1,286        (196)
                                                      --------    -------    --------
  Net cash (used in) provided by investing
     activities.....................................   (41,581)     1,044        (396)
                                                      --------    -------    --------
Cash flow from financing activities:
  Net increase in short-term borrowings.............    10,000        327          --
  Repayments on other borrowings....................      (327)        --          --
  Cash dividends paid...............................    (3,235)    (2,386)     (1,808)
  Stock options exercised...........................        71         --          --
  Payments to acquire treasury shares...............       (61)    (6,296)     (5,271)
  Reduction in unearned 1997 stock-based incentive
     plan shares....................................     1,290      1,286       1,277
  Reduction in allocated ESOP shares................       775        774         774
                                                      --------    -------    --------
          Net cash provided by (used in) financing
            activities..............................     8,513     (6,295)     (5,028)
                                                      --------    -------    --------
          Net increase (decrease) in cash and cash
            equivalents.............................       441       (993)       (625)
Cash and cash equivalents at beginning of year......       153      1,146       1,771
                                                      --------    -------    --------
Cash and cash equivalents at end of year............  $    594    $   153    $  1,146
                                                      ========    =======    ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summaries of consolidated operating results on a quarterly basis for the year ended March 31 follows:

                                                2002 QUARTERS                           2001 QUARTERS
                                    -------------------------------------   -------------------------------------
                                    FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest and dividend income......  $25,904   $25,418   $27,521   $28,006   $28,855   $29,044   $28,826   $27,350
Interest expense..................   16,056    15,894    18,293    18,883    20,066    20,670    20,088    18,571
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net interest income...............    9,848     9,524     9,228     9,123     8,789     8,374     8,738     8,779
Provision for loan losses.........      300       300       300       300       300       300       300       300
Non-interest income...............    5,518     4,634     2,460     3,966     2,416     2,164     2,412     1,966
Non-interest expense..............   10,191     7,458     7,180     7,455     7,266     7,142     7,647     6,998
                                    -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes........    4,875     6,400     4,208     5,334     3,639     3,096     3,203     3,447
Income tax expense................    1,741     2,402     1,376     1,837     1,174       966     1,007     1,074
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net income before extraordinary
  loss and cumulative effect of
  accounting change...............    3,134     3,998     2,832     3,497     2,465     2,130     2,196     2,373
Extraordinary loss on early
  extinguishment of debt, net of
  $394 tax benefit................     (568)       --        --        --        --        --        --        --
Cumulative effect of change in
  accounting for derivative
  instruments and hedging
  activities, net of $237 tax
  benefit.........................       --        --        --      (461)       --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net income........................  $ 2,566   $ 3,998   $ 2,832   $ 3,036   $ 2,465   $ 2,130   $ 2,196   $ 2,373
                                    =======   =======   =======   =======   =======   =======   =======   =======
Basic earnings per share before
  extraordinary loss and
  cumulative effect of accounting
  change..........................  $  0.48   $  0.69   $  0.49   $  0.61   $  0.43   $  0.37   $  0.37   $  0.40
Extraordinary loss on early
  extinguishment of debt..........    (0.09)       --        --        --        --        --        --        --
Cumulative effect of accounting
  change..........................       --        --        --     (0.08)       --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Basic earnings per share..........  $  0.39   $  0.69   $  0.49   $  0.53   $  0.43   $  0.37   $  0.37   $  0.40
                                    =======   =======   =======   =======   =======   =======   =======   =======
Diluted earnings per share before
  extraordinary loss and
  cumulative effect of accounting
  change..........................  $  0.48   $  0.68   $  0.48   $  0.61   $  0.43   $  0.37   $  0.37   $  0.40
Extraordinary loss on early
  extinguishment of debt..........    (0.09)       --        --        --        --        --        --        --
Cumulative effect of accounting
  change..........................       --        --        --     (0.08)       --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Diluted earnings per share........  $  0.39   $  0.68   $  0.48   $  0.53   $  0.43   $  0.37   $  0.37   $  0.40
                                    =======   =======   =======   =======   =======   =======   =======   =======