Form 10-Q
period 2002-06-30
FIRSTFED AMERICA BANCORP INC
filed 2002-08-14
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                  Yes (X)  No ( )

            As of August 8, 2002, there were 8,383,064 shares of the
                     Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                                               PAGE
                                                                                                                               ----
PART I          FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets as of June 30, 2002 (unaudited) and March 31, 2002                                   2

                Consolidated Statements of Operations for the three months ended June 30, 2002 (unaudited) and 2001
                (unaudited)                                                                                                      3

                Consolidated Statements of Changes in Stockholders' Equity for the three months ended June 30, 2002
                (unaudited)                                                                                                      4

                Consolidated Statements of Cash Flows for the three months ended June 30, 2002 (unaudited) and 2001
                (unaudited)                                                                                                      5

                Notes to Unaudited Consolidated Financial Statements                                                             6

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                            8

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                      18

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                                               18

      Item 2.   Changes in Securities and Use of Proceeds                                                                       18

      Item 3.   Default Upon Senior Securities                                                                                  18

      Item 4.   Submission of Matters to a Vote of Security Holders                                                             18

      Item 5.   Other Information                                                                                               18

      Item 6.   Exhibits and Reports on Form 8-K                                                                                19

SIGNATURES                                                                                                                      20

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  JUNE 30,      MARCH 31,
                                          ASSETS                                    2002           2002
                                                                                 ----------     -----------
                                                                                 (UNAUDITED)
Cash on hand and due from banks                                                  $   56,408     $    44,159
Short-term investments                                                               25,060         100,890
                                                                                 ----------     -----------
    Total cash and cash equivalents                                                  81,468         145,049
Mortgage loans held for sale                                                        126,878         126,729
Investment securities available for sale, at fair value
    (amortized cost of $42,600 and $81,602)                                          47,195          84,656
Mortgage-backed securities available for sale, at fair value
    (amortized cost of $778,391 and $579,713)                                       787,380         578,618
Mortgage-backed securities held to maturity
    (fair value of $1,088 and $1,235)                                                 1,038           1,203
Stock in Federal Home Loan Bank of Boston, at cost                                   58,433          58,433
Loans receivable, net
    (net of allowance for loan losses of $19,215 and $19,237)                     1,130,901       1,125,750
Accrued interest receivable                                                          10,812          11,124
Mortgage servicing rights                                                             6,282           6,505
Office properties and equipment, net                                                 38,799          37,775
Real estate owned                                                                       280             240
Bank-Owned Life Insurance                                                            36,135          35,652
Investment in limited partnerships                                                      553             470
Goodwill and other intangible assets                                                 55,716          55,779
Prepaid expenses and other assets                                                    25,798          26,465
                                                                                 ----------     -----------
                    Total assets                                                 $2,407,668     $ 2,294,448
                                                                                 ==========     ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                                     $1,322,684     $ 1,317,263
    FHLB advances and other borrowings                                              840,527         754,820
    Company obligated, mandatorily redeemable securities                             25,263          25,657
    Advance payments by borrowers for taxes and insurance                             5,740           6,163
    Accrued interest payable                                                          5,247           4,814
    Other liabilities                                                                42,146          30,384
                                                                                 ----------     -----------
                    Total liabilities                                             2,241,607       2,139,101
                                                                                 ----------     -----------
Stockholders' equity:
    Common stock                                                                        107             106
    Additional paid-in capital                                                      120,295         119,149
    Retained earnings                                                                82,536          79,245
    Accumulated other comprehensive income                                            7,675           1,401
    Unallocated ESOP shares                                                          (2,323)         (2,323)
    Unearned stock incentive plan                                                    (1,479)         (1,553)
    Treasury stock                                                                  (40,750)        (40,678)
                                                                                 ----------     -----------
                    Total stockholders' equity                                      166,061         155,347
                                                                                 ----------     -----------
                    Total liabilities and stockholders' equity                   $2,407,668     $ 2,294,448
                                                                                 ==========     ===========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     FOR THE THREE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                   ------------------------
                                                                                     2002           2001
                                                                                   ---------     ----------
                                                                                         (UNAUDITED)
Interest and dividend income:
    Loans                                                                          $  20,868     $   18,938
    Mortgage-backed securities                                                         8,929          8,156
    Investment securities                                                              1,345            283
    Federal Home Loan Bank stock                                                         546            629
                                                                                  ----------     ----------
              Total interest and dividend income                                      31,688         28,006
                                                                                  ----------     ----------
Interest expense:
    Deposits                                                                           7,567          6,708
    Borrowed funds                                                                    10,517         12,175
                                                                                  ----------     ----------
              Total interest expense                                                  18,084         18,883
                                                                                  ----------     ----------
              Net interest income before provision for loan losses                    13,604          9,123
Provision for loan losses                                                                100            300
                                                                                  ----------     ----------
              Net interest income after provision for loan losses                     13,504          8,823
                                                                                  ----------     ----------
Non-interest income:
    Service charges on deposit accounts                                                  673            452
    Trust fee income                                                                     361            343
    Loan servicing income                                                                 46            327
    Insurance commission income                                                          209            254
    Earnings on Bank-Owned Life Insurance                                                483            460
    Gain on sale of mortgage loans, net                                                4,087            873
    Gain on sale of investment securities available for sale                           1,531            750
    Other income                                                                       1,583            507
                                                                                  ----------     ----------
              Total non-interest income                                                8,973          3,966
                                                                                  ----------     ----------
Non-interest expense:
    Compensation and employee benefits                                                 8,409          4,643
    Office occupancy and equipment                                                     1,964          1,083
    Data processing                                                                      953            499
    Advertising and business promotion                                                   192            267
    Federal deposit insurance premiums                                                   102             33
    Amortization of intangible assets                                                    607             23
    Other expense                                                                      3,049            907
                                                                                  ----------     ----------
              Total non-interest expense                                              15,276          7,455
                                                                                  ----------     ----------
              Income before income tax expense                                         7,201          5,334
Income tax expense                                                                     2,767          1,837
                                                                                  ----------     ----------
              Net income before cumulative effect of accounting change                 4,434          3,497
Cumulative effect of change in accounting for derivative
    instruments and hedging activities, net of $237 tax benefit                           --           (461)
                                                                                  ----------     ----------
              Net income                                                          $    4,434     $    3,036
                                                                                  ==========     ==========

Basic earnings per share before cumulative effect of accounting change            $     0.57     $     0.61
Cumulative effect of accounting change                                                    --          (0.08)
                                                                                  ----------     ----------
Basic earnings per share                                                          $     0.57     $     0.53
                                                                                  ==========     ==========

Diluted earnings per share before cumulative effect of accounting change          $     0.55     $     0.61
Cumulative effect of accounting change                                                    --          (0.08)
                                                                                  ----------     ----------
Diluted earnings per share                                                        $     0.55     $     0.53
                                                                                  ==========     ==========

Weighted average shares outstanding -- basic                                       7,789,187      5,708,416
                                                                                  ==========     ==========
Weighted average shares outstanding -- diluted                                     8,076,971      5,764,100
                                                                                  ==========     ==========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                UNEARNED
                                                                                                  1997
                                                                                                 STOCK-
                                                                     ACCUMULATED                  BASED
                                              ADDITIONAL                OTHER      UNALLOCATED  INCENTIVE                TOTAL
                                     COMMON    PAID-IN    RETAINED   COMPREHENSIVE    ESOP     PLAN (SIP)  TREASURY   STOCKHOLDERS'
                                     STOCK     CAPITAL    EARNINGS      INCOME       SHARES      SHARES      STOCK       EQUITY
                                     -------  ----------  --------   ------------- ----------- ----------  ---------  ------------
Balance at March 31, 2002             $106    $119,149    $79,245      $ 1,401      $(2,323)    $(1,553)   $(40,678)    $155,347
  Earned SIP stock awards               --          (5)        --           --           --          74          --           69
  Earned ESOP shares charged
   to expense                           --         299         --           --           --          --          --          299
  Stock options exercised                1         869         --           --           --          --          --          870
  Cash dividends declared and
     paid ($0.14 per share)             --          --     (1,143)          --           --          --          --       (1,143)
  Common stock acquired for certain
    employee benefit plans (2,751
    shares at an average price
    of $26.04 per share)                --          --         --           --           --          --         (72)         (72)
  Common stock issuance costs           --         (17)        --           --           --          --          --          (17)
  Comprehensive income:
   Net income                           --          --      4,434           --           --          --          --        4,434
   Other comprehensive income,
   net of tax
    Unrealized holding gains on
       available for sale securities    --          --         --       13,157           --          --          --           --
    Reclassification adjustment for
       gains included in net income     --          --         --       (1,531)          --          --          --           --
                                                                       -------
    Net unrealized (losses) gains       --          --         --       11,626           --          --          --           --

    Tax effect                          --          --         --       (5,352)          --          --          --           --
                                                                       -------
    Net-of-tax effect                   --          --         --        6,274           --          --          --        6,274
                                                                                                                        --------
   Total comprehensive income           --          --         --           --           --          --          --       10,708
                                      ----    --------    -------      -------     --------     -------   ---------     --------
Balance at June 30, 2002              $107    $120,295    $82,536      $ 7,675     $ (2,323)    $(1,479)  $ (40,750)    $166,061
                                      ====    ========    =======      =======     ========     =======   =========     ========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                    ------------------------
                                                                                       2002          2001
                                                                                    ----------    ----------
Cash flows from operating activities:

  Net income                                                                        $    4,434    $    3,036
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Amortization (accretion) of:
        Premiums/discounts, net                                                           (997)           20
        Deferred loan origination costs                                                   (175)         (377)
        Mortgage servicing rights                                                          999           649
        Intangible assets                                                                  607            23
     Provision for loan losses                                                             100           300
     Gains on sales of:
        Mortgage loans                                                                  (4,087)         (873)
        Investment securities available for sale                                        (1,531)         (750)
        Office properties and equipment                                                    (13)           --
     Net proceeds from sales of mortgage loans                                         410,675       136,294
     Origination of mortgage loans held for sale                                      (407,405)     (138,994)
     Earnings on Bank-Owned Life Insurance                                                (483)         (460)
     Unrealized loss on investments in limited partnerships                                 42           117
     Depreciation of office properties and equipment                                     1,030           589
     Appreciation in fair value of ESOP shares                                             299           135
     Earned SIP shares                                                                      69            69
     Increase or decrease in:
        Accrued interest receivable                                                        312          (418)
        Other assets                                                                    (5,677)         (526)
        Accrued interest payable                                                           433          (171)
        Other liabilities                                                               11,762        (2,751)
                                                                                    ----------    ----------
                 Net cash provided by (used in) operating activities                    10,394        (4,088)
                                                                                    ----------    ----------

Cash flows from investing activities:
  Purchase of investment securities available for sale                                    (513)      (14,921)
  Purchase of mortgage-backed securities available for sale                           (260,108)     (121,693)
  Payments received on mortgage-backed securities available for sale                    56.725        54,995
  Proceeds from sale of investment securities available for sale                        40,716           753
  Proceeds from sale of mortgage-backed securities available for sale                    4,700            --
  Maturities of investment securities available for sale                                   304            -
  Net (increase) decrease in loans                                                      (5,337)       36,951
  Purchase of office properties and equipment                                           (2,055)          (55)
  Proceeds from sales of office properties and equipment                                    14            --
  Purchase of investments in limited partnerships                                         (125)         (173)
                                                                                    ----------    ----------
                 Net cash used in investing activities                                (165,679)      (44,143)
                                                                                    ----------    ----------
Cash flows from financing activities:
  Net increase in deposits                                                               5,714        22,894
  Proceeds from FHLB advances and other borrowings                                     571,400       367,391
  Repayments on FHLB advances and other borrowings                                    (484,625)     (312,337)
  Net change in advance payments by borrowers for taxes and insurance                     (423)         (468
  Cash dividends paid                                                                   (1,143)         (623)
  Payments to acquire common stock for treasury stock and stock
   issuance costs                                                                          (89)          (49)
  Stock options exercised                                                                  870            --
                                                                                    ----------    ----------
                 Net cash provided by financing activities                              91,704        76,808
                                                                                    ----------    ----------
Net (decrease) increase in cash and cash equivalents                                   (63,581)       28,577
Cash and cash equivalents at beginning of period                                       145,049        23,213
                                                                                    ----------    ----------
Cash and cash equivalents at end of period                                          $   81,468    $   51,790
                                                                                    ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
             Interest                                                               $   17,651    $   19,054
                                                                                    ==========    ==========
             Income taxes                                                           $    2,736    $    2,630
                                                                                    ==========    ==========
  Supplemental disclosures of noncash investing activities:
         Property acquired in settlement of loans                                   $       40    $       --
                                                                                    ==========    ==========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"), People's Bancshares Capital Trust ("Capital Trust I"), People's Bancshares Capital Trust II ("Capital Trust II"), and its 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"). The remaining 35% interest of the Trust Company is held by M/D Trust, LLC, a minority owner. The Bank includes its wholly-owned subsidiaries, People's Mortgage Corporation ("PMC"), FIRSTFED INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION and several inactive corporations.

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

         The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2003.

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 2002.

(2) GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. As of the date of adoption, the Company had goodwill in the amount of $43.5 million, a core deposit intangible asset of $11.7 million and non-compete intangible asset of $498,000, all of which will be subject to the transition provisions of SFAS No. 142. The Company has not completed its calculations under the impairment testing provisions of SFAS No. 142; however, based on evaluation results to date, impairment losses, if any, are not expected to be material. The Company does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standard. The estimated amortization expense of intangible assets for fiscal year 2003 is expected to increase to $2.4 million from $294,000 in fiscal year 2002 due to amortization of the identifiable intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization, subject to the results of the required testing for goodwill impairment. Total amortization expense associated with these intangible assets in the first quarter of fiscal years

2003 and 2002 was $607,000 and $23,000, respectively. The retroactive adoption of SFAS No. 142 would have resulted in an insignificant effect on net income and diluted earnings per share for the quarter ended June 30, 2001.

         The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):


                                                                                                     TOTAL
                                                                                    NON-COMPETE   IDENTIFIABLE
                                                                  CORE DEPOSIT     INTANGIBLE     INTANGIBLE
                                                     GOODWILL   INTANGIBLE ASSET      ASSET          ASSETS
                                                    ---------   ----------------   -----------     -----------
Balance at March 31, 2002                            $43,535        $11,746            $498          $12,244
Recorded during the quarter                               95                                              --
Amortization expense                                      --           (542)            (65)            (607)
Impairment recognized                                     --             --              --               --
Adjustment of purchase accounting estimates              642             --              --               --
Change in deferred taxes related to purchase
  accounting adjustments                                (192)            --              --               --
                                                     -------        -------            ----          -------
Balance at June 30, 2002                             $44,080        $11,204            $433          $11,637
                                                     =======        =======            ====          =======

Estimated amortization expense for fiscal years ended March 31:

        2003                                         $    --        $ 2,150            $260          $ 2,410

        2004                                              --          1,933             238            2,171

        2005                                              --          1,717              --            1,717

        2006                                              --          1,500              --            1,500

        2007                                              --          1,283              --            1,283

         The components of identifiable intangible assets are as follows (in thousands):

                                   GROSS CARRYING    ACCUMULATED   NET CARRYING
                                        AMOUNT      AMORTIZATION      AMOUNT
                                   --------------   ------------    -----------
   Core deposit intangible asset       $11,926          $722          $11,204
   Non-compete intangible asset            520            87              433
                                       -------          ----          -------
                                       $12,446          $809          $11,637
                                       =======          ====          =======

(3) IMPACT OF RECENT ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on April 1, 2002 with no material impact on its financial condition or results of operations.

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

         Subject to applicable laws and regulations, the Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              RESULTS OF OPERATIONS

OVERVIEW

         Net income increased $1.4 million, or 46.0%, to $4.4 million for the first quarter of fiscal year 2003 from $3.0 million for the first quarter of fiscal year 2002. Before the cumulative effect of the prior year change in accounting for derivative instruments of $461,000 upon adoption of SFAS No. 133, net income was $3.5 million for the first quarter of fiscal year 2002. Diluted earnings per share ("EPS") increased 3.8% to $0.55 for the first quarter of fiscal year 2003 from $0.53 per share for the first quarter of fiscal year 2002. Before the cumulative effect of the prior year accounting change of $0.08 per share, EPS was $0.61 for the first quarter of fiscal year 2002. Income before income tax expense increased $1.9 million, or 35.0%, to $7.2 million, as a result of increases in net interest income of $4.5 million and non-interest income of $5.0 million, and a decrease in the provision for loan losses of $200,000, partially offset by an increase in non-interest expense of $7.8 million.

         Return on average stockholders' equity increased to 11.77% for the first quarter of fiscal year 2003, compared to 10.22% for the first quarter of fiscal year 2002. Return on average assets increased to 0.78% for the first quarter of fiscal year 2003, compared to 0.72% for first quarter of fiscal year 2002.

         The Company completed the acquisition of People's, as well as People's Savings Bank of Brockton and its mortgage banking subsidiary, PMC, on February 28, 2002. In May 2002, the Company completed the systems conversion and consolidation of three banking offices. The statement of operations for the first quarter of fiscal year 2003 includes the combined operating results for the full period.

NET INTEREST INCOME

         Net interest income before provision for loan losses increased $4.5 million, or 49.1%, to $13.6 million for the first quarter of fiscal year 2003 from $9.1 million for the first quarter of fiscal year 2002. The net interest rate spread and net interest margin were 2.45% and 2.66% for the first quarter of fiscal year 2003, compared to 1.90% and 2.29%, respectively, for the first quarter of fiscal year 2002.

         The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during the first quarter of fiscal year 2003, compared to the first quarter of fiscal year 2002, were due primarily to improved balance sheet composition and growth resulting from the People's acquisition, as well as the pre-payment of certain FHLB advances and other borrowings during March 2002. In addition, a low market interest rate environment and related consumer preferences resulted in the Company's continued high origination volume of fixed-rate mortgages that are generally sold in the secondary market, and increased prepayment speeds on portfolio mortgage loans due primarily to refinancing activity.

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


                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                              ----------------------------------------------------------------------------------
                                                             2002                                            2001
                                              -------------------------------------          -----------------------------------
                                                                            AVERAGE                                      AVERAGE
                                                AVERAGE                      YIELD/            AVERAGE                    YIELD/
                                                BALANCE         INTEREST      COST             BALANCE      INTEREST       COST
                                              -----------       --------    -------          ----------     --------     -------
                                                    (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
         mortgage loans held for sale (1)      $1,206,930       $20,868        6.92%         $1,004,677      $18,938       7.54%
      Investment securities (2)                   243,207         1,891        3.12              67,561          912       5.41
      Mortgage-backed securities (3)              603,764         8,929        5.92             522,775        8,156       6.24
                                              -----------       -------        ----          ----------      -------       ----
           Total interest-earning assets        2,053,901        31,688        6.17           1,595,013       28,006       7.02
                                                                -------        ----                          -------       ----
     Noninterest-earning assets                   221,793                                       104,049
                                              ------------                                   ----------
           Total assets                        $2,275,694                                    $1,699,062
                                              ============                                   ==========

Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
     Deposits (4)                             $ 1,171,703         7,567        2.59          $  637,521        6,708        4.22

     FHLB advances and other borrowings           780,428        10,517        5.41             841,228       12,175        5.81
                                              -----------       -------        ----          ----------      -------        ----
           Total interest-bearing liabilities   1,952,131        18,084        3.72           1,478,749       18,883        5.12
                                                                -------        ----                          -------        ----
     Noninterest-bearing liabilities (5)          172,431                                       101,214
                                              -----------                                    ----------
           Total liabilities                    2,124,562                                     1,579,963
     Stockholders' equity                         151,132                                       119,099
                                              ------------                                   ----------
              Total liabilities and
               stockholders' equity           $ 2,275,694                                    $1,699,062
                                              ===========                                    ==========
Net interest rate spread (6)                                    $13,604        2.45%                          $9,123        1.90%
                                                                =======        ====                           ======        ====
Net interest margin (7)                                                        2.66%                                        2.29%
                                                                               ====                                         ====
Ratio of interest-earning assets to
  interest- bearing liabilities                   105.21%                                       107.86%
                                              ==========                                        ======

-----------

(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction mortgages in process, allowance for loan losses and includes non-performing loans.
(2) Includes short-term investments, investment securities available for sale and FHLB stock.
(3) Consists of mortgage-backed securities available for sale and held to maturity.
(4)  Includes the net effect of interest rate swaps.
(5)  Consists primarily of business checking accounts.
(6) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses was $100,000 for the first quarter of fiscal year 2003 compared to $300,000 for the first quarter of fiscal year 2002, based on management's assessment of the loan loss reserve level as influenced by several key factors. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset Quality."

NON-INTEREST INCOME

         Non-interest income increased $5.0 million, or 126.2%, to $9.0 million for the first quarter of fiscal year 2003 from $4.0 million for the first quarter of fiscal year 2002. This increase was due primarily to increases of $3.2 million in gain on sale of mortgage loans, $781,000 in gain on sale of investment securities available for sale, $221,000 in service charges on deposit accounts and $1.1 million in other non-interest income, partially offset by a decrease of $281,000 in loan servicing income.

         The increase in gain on sale of mortgage loans was due primarily to a higher volume of loans originated for sale, which includes loans sold by PMC during the first quarter of fiscal year 2003. In addition, changes in fair value of derivative instruments utilized in secondary market hedging activities resulted in a reduction to gain on sale of mortgage loans of $107,000 for the first quarter of fiscal year 2003, as compared to an addition of $262,000 for the first quarter of fiscal year 2002. Management of the Company believes that the adoption of SFAS No. 133 has introduced the potential for greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time as market conditions change.

         The increase in gain on sale of investment securities available for sale included the sale during the first quarter of fiscal year 2003 of certain investments acquired as part of the People's acquisition. The increases in service charges on deposit accounts and other non-interest income were due primarily to growth resulting from the People's acquisition. In addition, changes in the fair value of interest rate swaps resulted in an addition to other non-interest income of $163,000 for the first quarter of fiscal year 2003, as compared to $26,000 for the first quarter of fiscal year 2002. The decrease in loan servicing income was due primarily to a $212,000 addition to the valuation reserve for mortgage servicing rights during the first quarter of fiscal year 2003, based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts in June 2002 versus March 2002. The balance of the valuation allowance amounted to $702,000 at June 30, 2002 and $490,000 at March 31, 2002.
Amortization of mortgage servicing rights, plus the addition to the valuation allowance, totaled $999,000 and $649,000 for the first quarter of fiscal year 2003 and 2002, respectively.

NON-INTEREST EXPENSE

         Non-interest expense increased $7.8 million, or 104.9%, to $15.3 million for the first quarter of fiscal year 2003 from $7.5 million for the first quarter of fiscal year 2002. This increase was due primarily to increases of $3.8 million in compensation and benefits, $881,000 in office occupancy and equipment expenses, $454,000 in data processing costs, $584,000 in amortization of intangible assets and $2.1 million in other non-interest expenses. The increases in non-interest expenses were due primarily to growth resulting from the acquisition of People's and PMC, costs related to banking office and back office consolidation, and other associated non-recurring integration expenses.

INCOME TAXES

         Income tax expense increased $930,000, or 50.6%, to $2.8 million for the first quarter of fiscal year 2003 from $1.8 million for the first quarter of fiscal year 2002, due primarily to increased income before income tax expense. The Company's effective tax rate increased to 38.4% for the first quarter of fiscal year 2003, from 34.4% for the first quarter of fiscal year 2002, due primarily to the effects of an increase in the statutory federal income tax rate based on a higher taxable earnings threshold, increased state taxes and appreciation of FIRSTFED stock contributed to the Company's Employee Stock Ownership Plan ("ESOP").

                               FINANCIAL CONDITION

OVERVIEW

         Total assets increased $113.2 million, or 4.9%, to $2.408 billion at June 30, 2002 from $2.294 billion at March 31, 2002. This growth was due primarily to increases of $208.6 million in mortgage-backed securities, partially offset by decreases of $63.6 million in cash and cash equivalents and $37.5 million in investment securities available for sale. The net increase in mortgage-backed securities was due primarily to purchases of mortgage-backed securities available for sale totaling $260.1 million, partially offset by payments received of $56.7 million. The net decrease in investment securities available for sale was due primarily to sales of $40.7 million, including the sale of certain securities acquired as part of the People's acquisition. Corporate bond investments acquired from People's have been reduced from $16.1 million at the time of acquisition to $6.8 million at June 30, 2002. Trust preferred stock investments have been reduced from $40.3 million at the time of acquisition to $26.4 million at June 30, 2002.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                      JUNE 30, 2002          MARCH 31, 2002
                                  ---------------------   ---------------------
                                                PERCENT                PERCENT
                                    AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                  ----------   --------   ----------   --------
                                              (DOLLARS IN THOUSANDS)

Mortgage Loans:
   Residential                    $  606,347     52.05%   $  635,297    54.77%
   Commercial real estate            114,816      9.85       115,243     9.93
   Construction and land              52,366      4.50        63,810     5.50
                                  ----------    ------    ----------   ------
         Total mortgage loans        773,529     66.40       814,350    70.20
                                  ----------    ------    ----------   ------
Commercial Loans                     234,679     20.15       200,016    17.24
                                  ----------    ------    ----------   ------
Consumer Loans:
   Home equity lines                  96,271      8.26        83,013     7.16
   Second mortgages                   46,194      3.97        48,901     4.22
   Other consumer loans               14,267      1.22        13,713     1.18
                                  ----------    ------    ----------   ------
         Total consumer loans        156,732     13.45       145,627    12.56
                                  ----------    ------    ----------   ------
      Total loans receivable       1,164,940    100.00%    1,159,993   100.00%
                                                ------                 ------
Less:

   Allowance for loan losses         (19,215)                (19,237)
   Undisbursed proceeds of
     construction mortgages
        in process                   (21,460)                (21,818)
    Purchase premium on
          loans, net                   5,658                   5,869
   Deferred loan origination
       costs, net                        978                     943
                                  ----------              ----------
      Loans receivable, net       $1,130,901              $1,125,750
                                  ==========              ==========

         Balance sheet growth was primarily funded by increases of $85.7 million in FHLB advances and other borrowings and $5.4 million in deposit balances during the first quarter of fiscal year 2003. The increase in deposits included an increase in combined demand and savings deposits of $19.8 million, or 3.0%, partially offset by a decrease in time deposits of $14.3 million, or 2.2%. The percentage of deposits to total assets was 54.9% at June 30, 2002.

         Total stockholders' equity increased $10.7 million, or 6.9%, to $166.1 million at June 30, 2002, from $155.3 million at March 31, 2002. The increase was due primarily to $4.4 million in net income and a $6.3 million increase in the fair market value of available for sale securities, net of tax, partially offset by $1.1 million in dividends paid to stockholders. Stockholders' equity to assets was 6.90% at June 30, 2002, compared to 6.77% at March 31, 2002. Book value per share increased 5.9% to $21.25 at June 30, 2002 from $20.06 at March 31, 2002.

         At June 30, 2002 and March 31, 2002, mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements amounted to $1.582 billion and $1.588 billion, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

ASSET QUALITY

          Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned ("REO") and other repossessed assets. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $19,000 for the three months ended June 30, 2002 and $13,000 for the three months ended June 30, 2001.



                                                                               AT JUNE 30,          AT MARCH 31,
                                                                                  2002                 2002
                                                                               -----------          ------------
                                                                                   (DOLLARS IN THOUSANDS)

           Non-accrual loans:
             Mortgage loans:
               One-to-four family...............................                 $1,205               $ 1,855
                Commercial real estate..........................                    466                   724
                Construction and land...........................                    185                   814
                                                                                 ------               -------
                    Total mortgage loans........................                  1,856                 3,393
                                                                                 ------               -------
             Commercial loans...................................                    661                   144
                                                                                 ------               -------

             Consumer loans:
               Home equity lines................................                     12                    54
               Second mortgages.................................                     69                    77
               Other consumer loans.............................                     76                    36
                                                                                 ------               -------
                                                                                    157                   167
                                                                                 ------               -------
                   Total consumer loans.........................                  2,674                 3,704
                   Total non-accrual loans
           Non-performing investment............................                     --                 3,285
           REO, net (1).........................................                    280                   240
           Other repossessed assets.............................                     --                     3
                                                                                 ------               -------
               Total non-performing assets......................                 $2,954               $ 7,232
                                                                                 ======               =======

           Allowance for loan losses as a percent of loans (2)..                   1.67%                 1.68%
           Allowance for loan losses as a percent
              of non-accrual loans (3)..........................                    719%                  519%
           Non-accrual loans as a percent of loans (2)(3).......                   0.23%                 0.32%
           Non-performing assets as a percent of total assets...                   0.12%                 0.31%


(1)  REO balances are shown net of related valuation allowances.
(2)  Loans includes loans receivable, net, excluding allowance for loan losses.
(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

         The decrease in non-performing assets during the first three months of fiscal year 2003 is primarily due to the sale of a non-performing investment acquired in the People's acquisition.

         Allowance for Loan Losses. The allowance for loan losses is based on management's ongoing review and estimate of the credit losses inherent in the loan portfolio. Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. In addition, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

         The allowance for loan losses totaled $19.2 million at June 30, 2002, a decrease of $22,000, or 0.1%, as compared to $19.2 million at March 31, 2002. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                                   FOR THE THREE MONTHS
                                                       ENDED JUNE 30,
                                                  -----------------------
                                                     2002           2001
                                                  ---------      --------
                                                   (DOLLARS IN THOUSANDS)

       Balance at beginning of period.........     $19,237        $13,233
       Provision for loan losses..............         100            300
                                                   -------        -------
       Charge-offs:
          One-to-four family mortgage loans..          (10)            --
          Commercial loans...................          (86)            --
          Consumer Loans:
             Home equity lines...............           (9)            --
             Second mortgages................           --             --
             Other consumer..................          (19)           (13)
                                                   -------        -------
                    Total                             (124)           (13)
       Recoveries............................            2              1
                                                   -------        -------
       Balance at end of period..............      $19,215        $13,521
                                                   =======        =======

       Ratio of net charge-offs during
       the period to average loans
       outstanding during the period.........         0.04%          0.01%

         Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in increases in the balance of the allowance for loan losses and as a percent of the total loan portfolio during the past year. Although the Company's non-performing loans and charge-offs have remained low, there has been a significant shift in the composition of the loan portfolio at June 30, 2002 as compared to June 30, 2001, including $308.9 million of loans receivable acquired and $5.2 million of allowance for loan losses assumed as part of the People's acquisition. The residential mortgage portfolio has decreased due primarily to a low fixed rate environment, which resulted in high refinancing activity, while the commercial and consumer loan portfolios have shown significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. In addition, management believes that current economic conditions, including rising unemployment rates in its key market area of southeastern New England, could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

         The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at June 30, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

         The Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally ten years or less) fixed-rate, one-to-four family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans, with the exception of loans originated by PMC, which are sold servicing released to individual investors; and (3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate CMOs. In conjunction with its mortgage banking activities, the Company uses forward contracts in order to reduce exposure to interest-rate risk, except for PMC, where all loans are sold by obtaining commitments from individual investors on a loan by loan basis. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis by an operating officer, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity. In addition, the Company has engaged in interest rate swap agreements to synthetically lengthen its liability maturities.

         The Company's interest rate risk is monitored by management through the use of a model that generates estimates of the change in the Company's net interest income and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the estimated market value of assets in the same scenario. The OTS produces a similar analysis for the Bank using its own model, based upon data submitted in the Bank's quarterly Thrift Financial Report, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit renewal rates.

    The following table sets forth the Company's estimated NPV and NPV ratios as of June 30, 2002 and March 31, 2002, as calculated by the Company.

                                  June 30, 2002                                      March 31, 2002
         ----------------------------------------------------     ---------------------------------------------------------
           Change in        Estimated                                 NPV             Estimated                    NPV
         Interest Rates        Net                                Sensitivity            Net                    Sensitivity
            in Basis        Portfolio        NPV       Board       in Basis           Portfolio        NPV       in Basis
             Points           Value         Ratio      Limits       Points              Value         Ratio       Points
         --------------     ---------       -----      ------       ------              -----         -----       ------
                                                      (Dollars in thousands)
            + 300             $125,056      5.34%       4.00%        (147)              $136,524      6.10%        (218)
            + 200              146,744      6.17        4.25          (64)               161,250      7.09         (120)
            + 100              162,510      6.74        5.00           (7)               181,372      7.85          (43)
          Unchanged            165,840      6.81        6.00           --                193,892      8.28           --
            - 100              144,757      5.93        5.00          (88)               186,886      7.93          (35)

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

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. In addition, the Company and the Bank acquired cash and cash equivalents as part of the People's acquisition. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. During fiscal year 2002, the Bank used cash acquired in the People's acquisition to fund asset growth and repay certain FHLB advances and other borrowings. However, the Bank expects to use deposits and FHLB advances and other borrowings to fund asset growth in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

         The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2002, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $1.043 billion, or 43.3% of total assets.

         The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At June 30, 2002, the Bank had $823.7 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $338.4 million including the $25.0 million line of credit. At June 30, 2002, the portfolio of putable FHLB advances and reverse repurchase agreements totaled $422.5 million, with an average interest rate of 4.52%, an average life to maturity of 7.4 years and an estimated average life of
6.3 years. The estimated average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

         The Company has two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owns all of the common securities. At June 30, 2002 Capital Trust I had $13.8 million of 9.76% trust preferred securities outstanding that mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010. On July 1, 2002, the Company completed the redemption of the Capital Trust I preferred securities, at par.

         At June 30, 2002, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $347.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from June 30, 2002 totaled $528.6 million. Based on its prior experience and other factors, the Bank currently expects that it will retain a majority of maturing certificate accounts.

         The Company plans to open a new banking and insurance office in East Greenwich, Rhode Island in the second quarter of fiscal year 2003, bringing its total banking and insurance offices to 26. The Company continues to consider sites for new banking and insurance offices and loan origination centers in or adjacent to its market area. In addition, the Company may, from time to time, consider expanding its market share and/or market area through the acquisition of assets or other banking institutions and may consider acquisitions of other types of financial services companies. The establishment of additional banking and insurance offices, loan origination centers, trust service operations, mergers and acquisitions, and additional capital management strategies by the Company would result in additional capital expenditures and other associated costs which the Company has not yet estimated.

         At June 30, 2002, the consolidated capital to total assets ratio of the Company was 6.90%. The Company paid a cash dividend $0.14 per share to stockholders during the first quarter of fiscal year 2003, and announced the declaration of a quarterly cash dividend of $0.15 per share to stockholders for payment during the second quarter of fiscal year 2003. The Company's primary source of funding for dividends, and payments for periodic stock repurchases, has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

         At June 30, 2002, the Bank exceeded all of its regulatory capital requirements. The Bank's Tier 1 core capital of $128.6 million, or 5.51% of total adjusted assets, was above the required level of $93.3 million, or 4.0%; risk-based capital of $138.7 million, or 11.18% of risk-weighted assets, was above the required level of $99.2 million or 8.0%, and Tier 1 risk-based capital of $128.6 million, or 10.02% of risk-weighted assets, was above the required level of $49.6 million or 4.0%. The Bank is considered a "well capitalized" institution under the OTS prompt corrective action regulations. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at June 30, 2002.

         On July 29, 2002, the Company announced that it had completed a private placement of $5 million of the Company's common stock to M/D Investment, LLC ("M/D"). Under the terms of the transaction, M/D paid $24.70 per share for 202,430 shares of the Company's common stock. In accordance with the parties' agreement, the per share purchase price was based on the average closing price of the Company's common stock as reported on the American Stock Exchange during the month of June 2002. The common stock issued in the private placement contains customary restrictions for non-registered common stock and was issued from the Company's treasury stock. M/D is a limited liability Rhode Island company, owned by certain members of the Metcalf and Danforth families. The owners of M/D also own a minority interest in the Trust Company. Proceeds from the private placement will be used for general corporate purposes.


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

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a)  Exhibits

         3.1   Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC.(1)

         3.2   Bylaws of FIRSTFED AMERICA BANCORP, INC. (2)

         4.0   Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)

        99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

        99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

   ---------
        (1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

        (2) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

    b) Reports on Form 8-K

         A current report of Form 8-K was filed on April 18, 2002, attaching the press release announcing the date of the 2002 annual meeting of stockholders.

         A current report of Form 8-K/A was filed on May 13, 2002, amending the Form 8-K filed on March 31, 2002.

         A current report on Form 8-K was filed on May 29, 2002, attaching the press release issued on May 28, 2002 announcing the redemption of the Capital Trust I Trust Preferred
         Securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRSTFED AMERICA BANCORP, INC.
                                    Registrant

Date: August 13, 2002               /s/ Robert F. Stoico
                                    --------------------------------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 13, 2002               /s/ Edward A. Hjerpe III
                                    --------------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)