Form 10-Q
period 2002-09-30
FIRSTFED AMERICA BANCORP INC
filed 2002-11-14
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ______ TO

                         COMMISSION FILE NUMBER 1-12305

                         FIRSTFED AMERICA BANCORP, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             04-3331237
    ------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


                 ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS  02777
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes (X) No ( )

As of November 1, 2002, there were 8,392,554 shares of the Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                               PAGE
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2002
                  (unaudited) and March 31, 2002                                                 2

                  Consolidated Statements of Operations for the three months and
                  six months ended September 30, 2002 (unaudited) and 2001 (unaudited)           3

                  Consolidated Statements of Changes in Stockholders' Equity for
                  the six months ended September 30, 2002 (unaudited)                            4

                  Consolidated Statements of Cash Flows for the six months ended
                  September 30, 2002 (unaudited) and 2001 (unaudited)                            5

                  Notes to Unaudited Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    22

         Item 4.  Controls and Procedures                                                       22

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             22

         Item 2.  Changes in Securities and Use of Proceeds                                     22

         Item 3.  Default Upon Senior Securities                                                22

         Item 4.  Submission of Matters to a Vote of Security Holders                           23

         Item 5.  Other Information                                                             23

         Item 6.  Exhibits and Reports on Form 8-K                                              23

SIGNATURES                                                                                      24

CERTIFICATIONS                                                                                  25

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,        MARCH 31,
                      ASSETS                                             2002               2002
                                                                     -----------       -----------
                                                                      (UNAUDITED)
Cash on hand and due from banks                                      $    42,407       $    44,159
Short-term investments                                                     1,130           100,890
                                                                     -----------       -----------
      Total cash and cash equivalents                                     43,537           145,049
Mortgage loans held for sale                                             261,882           126,729
Investment securities available for sale, at fair value
      (amortized cost of $40,991 and $81,602)                             44,790            84,656
Mortgage-backed securities available for sale, at fair value
      (amortized cost of $794,262 and $579,713)                          805,325           578,618
Mortgage-backed securities held to maturity
      (fair value of $1,043 and $1,235)                                    1,001             1,203
Stock in Federal Home Loan Bank of Boston, at cost                        58,433            58,433
Loans receivable, net
      (net of allowance for loan losses of $19,321 and $19,237)        1,138,528         1,125,750
Accrued interest receivable                                               11,613            11,124
Mortgage servicing rights                                                  5,444             6,505
Office properties and equipment, net                                      38,307            37,775
Real estate owned                                                             50               240
Bank-Owned Life Insurance                                                 36,615            35,652
Investment in limited partnerships                                           782               470
Goodwill and other intangible assets                                      55,020            55,779
Prepaid expenses and other assets                                         21,692            26,465
                                                                     -----------       -----------
            Total assets                                             $ 2,523,019       $ 2,294,448
                                                                     ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                       $ 1,331,362       $ 1,317,263
      FHLB advances and other borrowings                                 942,980           754,820
      Company obligated, mandatorily redeemable securities                11,416            25,657
      Advance payments by borrowers for taxes and insurance                5,488             6,163
      Accrued interest payable                                             4,172             4,814
      Other liabilities                                                   49,570            30,384
                                                                     -----------       -----------
             Total liabilities                                         2,344,988         2,139,101
                                                                     -----------       -----------
Stockholders' equity:
      Common stock                                                           107               106
      Additional paid-in capital                                         122,500           119,149
      Retained earnings                                                   86,927            79,245
      Accumulated other comprehensive income                               8,484             1,401
      Unallocated ESOP shares                                             (2,323)           (2,323)
      Unearned stock incentive plan                                         (118)           (1,553)
      Treasury stock                                                     (37,546)          (40,678)
                                                                     -----------       -----------
             Total stockholders' equity                                  178,031           155,347
                                                                     -----------       -----------
             Total liabilities and stockholders' equity              $ 2,523,019       $ 2,294,448
                                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                            -------------------           -------------------
                                                                          2002            2001           2002            2001
                                                                      -----------     -----------    -----------     -----------
Interest and dividend income:                                                                   (UNAUDITED)
       Loans                                                          $    21,575     $    17,990    $    42,443     $    36,928
       Mortgage-backed securities                                          10,011           8,556         18,940          16,712
       Investment securities                                                  824             405          2,169             688
       Federal Home Loan Bank stock                                           553             570          1,099           1,199
                                                                      -----------     -----------    -----------     -----------
              Total interest and dividend income                           32,963          27,521         64,651          55,527
                                                                      -----------     -----------    -----------     -----------
Interest expense:
       Deposits                                                             7,289           6,637         14,856          13,345
       Borrowed funds                                                      10,547          11,656         21,064          23,831
                                                                      -----------     -----------    -----------     -----------
              Total interest expense                                       17,836          18,293         35,920          37,176
                                                                      -----------     -----------    -----------     -----------
              Net interest income before provision for loan losses         15,127           9,228         28,731          18,351
Provision for loan losses                                                     150             300            250             600
                                                                      -----------     -----------    -----------     -----------
              Net interest income after provision for loan losses          14,977           8,928         28,481          17,751
                                                                      -----------     -----------    -----------     -----------
Non-interest income:
       Service charges on deposit accounts                                    621             481          1,294             933
       Trust fee income                                                       352             347            713             690
       Loan servicing (expense) income                                       (915)             71           (869)            398
       Insurance commission income                                            230             259            439             513
       Earnings on Bank-Owned Life Insurance                                  480             445            963             905
       Gain on sale of mortgage loans, net                                  6,900             588         10,987           1,461
       Gain on sale of investment securities available for sale                40             253          1,571           1,003
       Other income                                                         1,867              16          3,450             523
                                                                      -----------     -----------    -----------     -----------
              Total non-interest income                                     9,575           2,460         18,548           6,426
                                                                      -----------     -----------    -----------     -----------
Non-interest expense:
       Compensation and employee benefits                                   8,648           4,482         17,057           9,125
       Office occupancy and equipment                                       2,099           1,080          4,063           2,163
       Data processing                                                        697             500          1,650             999
       Advertising and business promotion                                     199             187            391             454
       Federal deposit insurance premiums                                      59              34            161              67
       Amortization of intangible assets                                      607              23          1,214              46
       Other expense                                                        3,015             874          6,064           1,781
                                                                      -----------     -----------    -----------     -----------
              Total non-interest expense                                   15,324           7,180         30,600          14,635
                                                                      -----------     -----------    -----------     -----------
              Income before income tax expense                              9,228           4,208         16,429           9,542
Income tax expense                                                          3,581           1,376          6,348           3,213
                                                                      -----------     -----------    -----------     -----------
              Net income before cumulative effect
                        of accounting change                                5,647           2,832         10,081           6,329
Cumulative effect of change in accounting for derivative
      instruments and hedging activities, net of $237 tax benefit              --              --             --            (461)
                                                                      -----------     -----------    -----------     -----------
              Net income                                              $     5,647     $     2,832    $    10,081     $     5,868
                                                                      ===========     ===========    ===========     ===========
Basic earnings per share before cumulative effect of
        accounting change                                             $      0.70     $      0.49    $      1.27     $      1.10
Cumulative effect of accounting change                                         --              --             --           (0.08)
                                                                      -----------     -----------    -----------     -----------
Basic earnings per share                                              $      0.70     $      0.49    $      1.27     $      1.02
                                                                      ===========     ===========    ===========     ===========
Diluted earnings per share before cumulative
        effect of accounting change                                   $      0.68     $      0.48    $      1.23     $      1.09
Cumulative effect of accounting change                                         --              --             --           (0.08)
                                                                      -----------     -----------    -----------     -----------
Diluted earnings per share                                            $      0.68     $      0.48    $      1.23     $      1.01
                                                                      ===========     ===========    ===========     ===========
Weighted average shares outstanding - basic                             8,015,398       5,771,113      7,946,333       5,739,936
                                                                      ===========     ===========    ===========     ===========
Weighted average shares outstanding - diluted                           8,270,873       5,841,682      8,212,198       5,803,159
                                                                      ===========     ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                               UNEARNED
                                                                    ACCUMULATED                  STOCK-
                                          ADDITIONAL                   OTHER      UNALLOCATED    BASED                     TOTAL
                                COMMON     PAID-IN      RETAINED   COMPREHENSIVE      ESOP     INCENTIVE    TREASURY   STOCKHOLDERS'
                                 STOCK     CAPITAL      EARNINGS       INCOME        SHARES    PLAN(SIP)      STOCK        EQUITY
                                ------    ----------    --------   -------------  -----------  ---------    --------   -------------
Balance at March 31, 2002         $106    $ 119,149     $ 79,245      $  1,401      $(2,323)    $(1,553)    $(40,678)    $ 155,347
   Earned SIP stock awards          --         (154)          --            --           --       1,435           --         1,281
   Earned ESOP shares
     charged to expense             --          580           --            --           --          --           --           580
   Stock options exercised           1        1,142           --            --           --          --           --         1,143
   Cash dividends declared
      and paid
      (1st quarter at $0.14
        per share;
        2nd quarter at $0.15
         per share)                 --           --       (2,399)           --           --          --           --        (2,399)
   Common stock acquired
     for certain
      employee benefit plans
       (2,751 shares at an
        average price
         of $26.04 per share)       --           --           --            --           --          --          (72)          (72)
   Common stock issued in
      private placement
      (202,430 shares at
        $24.70 per share)           --        1,796           --            --           --          --        3,204         5,000
   Common stock issuance costs      --          (13)          --            --           --          --           --           (13)
   Comprehensive income:
      Net income                    --           --       10,081            --           --          --           --        10,081
      Other comprehensive
       income, net of tax
         Unrealized holding
           gains on
              available for
               sale securities      --           --           --        14,475           --          --           --            --
         Reclassification
           adjustment for gains
             included in net
                income              --           --           --        (1,571)          --          --           --            --
                                                                      --------
         Net unrealized gains       --           --           --        12,904           --          --           --            --
         Tax effect                 --           --           --        (5,821)          --          --           --            --
                                                                      --------
         Net-of-tax effect          --           --           --         7,083           --          --           --         7,083
                                                                                                                         -----------
    Total comprehensive income      --           --           --            --           --          --           --        17,164
                                  --------------------------------------------------------------------------------------------------
 Balance at September 30, 2002    $107    $ 122,500     $ 86,927      $  8,484      $(2,323)    $  (118)    $(37,546)    $ 178,031
                                  ==================================================================================================

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        FOR THE SIX MONTHS
                                                                                                        ENDED SEPTEMBER 30,
                                                                                                        -------------------
                                                                                                        2002           2001
                                                                                                   -----------     ---------
Cash flows from operating activities:
    Net income                                                                                     $    10,081     $   5,868
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       (Accretion) amortization of:
           Premiums/discounts, net                                                                      (1,980)           91
           Deferred loan origination costs                                                                (456)         (706)
           Mortgage servicing rights                                                                     2,994         1,587
           Intangible assets                                                                             1,214            46
       Provision for loan losses                                                                           250           600
       Gains on sales of:
           Mortgage loans                                                                              (10,987)       (1,461)
           Investment securities available for sale                                                     (1,571)         (750)
           Mortgage-backed securities available for sale                                                    --          (253)
           Office properties and equipment                                                                 (13)         (105)
           Real estate owned                                                                               (36)           --
       Net proceeds from sales of mortgage loans                                                       990,138       248,692
       Origination of mortgage loans held for sale                                                  (1,116,398)     (239,780)
       Earnings on Bank-Owned Life Insurance                                                              (963)         (905)
       Unrealized loss on investments in limited partnerships                                               63           401
       Depreciation of office properties and equipment                                                   2,122           649
       Appreciation in fair value of ESOP shares                                                           580           300
       Earned SIP shares                                                                                 1,281         1,284
       Increase or decrease in:
           Accrued interest receivable                                                                    (489)         (604)
           Other assets                                                                                 (1,683)       (2,079)
           Accrued interest payable                                                                       (642)       (1,239)
           Other liabilities                                                                            19,186           605
                                                                                                   -----------     ---------
              Net cash (used in) provided by operating activities                                     (107,309)       12,241
                                                                                                   -----------     ---------
Cash flows from investing activities:
    Purchase of investment securities available for sale                                                (1,476)      (14,921)
    Purchase of mortgage-backed securities available for sale                                         (348,080)     (217,880)
    Payments received on mortgage-backed securities                                                    128,643       107,581
    Proceeds from sale of investment securities available for sale                                      42,093           753
    Proceeds from sale of mortgage-backed securities available for sale                                  4,701        19,820
    Maturities of investment securities available for sale                                               1,527            --
    Net (increase) decrease in loans                                                                   (13,035)       51,573
    Purchase of office properties and equipment                                                         (2,897)         (374)
    Proceeds from sales of office properties and equipment                                                 256         1,099
    Proceeds from sales of real estate owned                                                               266            --
    Purchase of investments in limited partnerships                                                       (375)         (173)
                                                                                                   -----------     ---------
              Net cash used in investing activities                                                   (188,377)      (52,522)
                                                                                                   -----------     ---------
Cash flows from financing activities:
    Net increase in deposits                                                                            14,684        51,398
    Proceeds from FHLB advances and other borrowings                                                 2,408,659       717,915
    Repayments on FHLB advances and other borrowings                                                (2,232,153)     (699,794)
    Net change in advance payments by borrowers for taxes and insurance                                   (675)       (1,425)
    Cash dividends paid                                                                                 (2,399)       (1,493)
    Common stock issued in private placement                                                             5,000            --
    Payments to acquire common stock for treasury stock and stock issuance costs                           (85)          (56)
    Stock options exercised                                                                              1,143            --
                                                                                                   -----------     ---------
              Net cash provided by financing activities                                                194,174        66,545
                                                                                                   -----------     ---------
Net (decrease) increase in cash and cash equivalents                                                  (101,512)       26,264
Cash and cash equivalents at beginning of period                                                       145,049        23,213
                                                                                                   -----------     ---------
Cash and cash equivalents at end of period                                                         $    43,537     $  49,477
                                                                                                   ===========     =========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                                                    $    36,562     $  38,415
                                                                                                   ===========     =========
       Income taxes                                                                                $     9,418     $   5,021
                                                                                                   ===========     =========
Supplemental disclosures of noncash investing activities:
Property acquired in settlement of loans
                                                                                                   $        40     $      --
                                                                                                   ===========     =========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"), People's Bancshares Capital Trust ("Capital Trust I"), People's Bancshares Capital Trust II ("Capital Trust II"), and the Company's 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"). The remaining 35% interest of the Trust Company is held by M/D Trust, LLC, a minority owner. The Bank includes its wholly-owned subsidiaries, People's Mortgage Corporation ("PMC"), FIRSTFED INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION and several inactive corporations.

            On February 28, 2002, the Company completed the acquisition of People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, for $40.3 million in cash and 1.9 million shares of the Company's common stock (the "People's acquisition"). The People's acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and the total cost, including the fair value of stock options assumed and certain merger costs, was $75.0 million. The Company recorded goodwill of $42.5 million and other intangible assets of $12.4 million in connection with the acquisition. The results of People's operations have been included in the consolidated financial statements since March 1, 2002.

            The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2003.

            Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

            These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 2002.

(2) GOODWILL AND OTHER INTANGIBLE ASSETS

            The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. As of the date of adoption, the Company had goodwill in the amount of $43.5 million, a core deposit intangible asset of $11.7 million and a non-compete intangible asset of $498,000, all of which will be subject to the transition provisions of SFAS No.
142. The Company has completed the transitional impairment testing provisions of SFAS No. 142, and concluded that the amount of recorded goodwill was not impaired as of April 1, 2002. The Company does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standard. The estimated amortization expense of intangible assets for fiscal year 2003 is expected to increase to $2.4 million from $294,000 in fiscal year 2002 due to amortization of the identifiable intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization, subject to the results of the required testing for goodwill impairment. Total amortization expense associated with these intangible assets was $607,000 and $23,000 in the second quarter of fiscal years 2003 and 2002, respectively, and $1.2 million and $46,000 in the first six months of fiscal years 2003 and 2002, respectively. The retroactive adoption of SFAS No. 142 would have resulted in an insignificant effect on net income and diluted earnings per share for the six months ended September 30, 2001.

            The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

                                                                                                                        TOTAL
                                                                                                      NON-COMPETE    IDENTIFIABLE
                                                                                     CORE DEPOSIT     INTANGIBLE      INTANGIBLE
                                                                        GOODWILL   INTANGIBLE ASSET      ASSET          ASSETS
                                                                        --------   ----------------      -----          ------
Balance at March 31, 2002                                              $ 43,535         $ 11,746         $ 498         $ 12,244
Recorded during the period                                                   95               --            --               --
Amortization expense                                                         --           (1,084)         (130)          (1,214)
Impairment recognized                                                        --               --            --               --
Adjustment of purchase accounting estimates                                 484               --            --               --
Change in deferred taxes related to purchase
  accounting adjustments                                                   (124)              --            --               --
                                                                       --------         --------         -----         --------
Balance at September 30, 2002                                          $ 43,990         $ 10,662         $ 368         $ 11,030
                                                                       ========         ========         =====         ========

Estimated amortization expense for fiscal years ended March 31:
             2003                                                      $     --         $  2,150         $ 260         $  2,410
             2004                                                            --            1,933           238            2,171
             2005                                                            --            1,717            --            1,717
             2006                                                            --            1,500            --            1,500
             2007                                                            --            1,283            --            1,283

            The components of identifiable intangible assets at September 30, 2002 are as follows (in thousands):

                                 GROSS CARRYING     ACCUMULATED     NET CARRYING
                                     AMOUNT        AMORTIZATION        AMOUNT
                                     ------        ------------        ------
Core deposit intangible asset        $11,926           $ 1,264        $10,662
Non-compete intangible asset             520               152            368
                                     -------           -------        -------
                                     $12,446           $ 1,416        $11,030
                                     =======           =======        =======

(3) IMPACT OF RECENT ACCOUNTING STANDARDS

            In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on April 1, 2002 with no material impact on its financial condition or results of operations.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of SFAS No. 145 will have a material impact on the Company's Consolidated Financial Statements.

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

                              RESULTS OF OPERATIONS

OVERVIEW

            Net income increased $2.8 million, or 99.4%, to $5.6 million for the second quarter of fiscal year 2003 from $2.8 million for the second quarter of fiscal year 2002. Diluted earnings per share ("EPS") increased 41.7% to $0.68 for the second quarter of fiscal year 2003 from $0.48 per share for the second quarter of fiscal year 2002. Income before income tax expense increased $5.0 million, or 119%, to $9.2 million, as a result of increases in net interest income of $5.9 million and non-interest income of $7.1 million, partially offset by an increase in non-interest expense of $8.1 million.

            For the first six months of fiscal year 2003, net income was $10.1 million, an increase of $4.2 million, or 71.8%, from $5.9 million for the first six months of fiscal year 2002. Before the cumulative effect of the prior year change in accounting for derivative instruments of $461,000 upon adoption of SFAS No. 133, net income was $6.3 million for the first six months of fiscal year 2002. Diluted EPS increased 21.8% to $1.23 for the first six months of fiscal year 2003 from $1.01 for the first six months of fiscal year 2002. Before the cumulative effect of the prior year change in accounting for derivative instruments of $0.08 per share, diluted EPS was $1.09 for the first six months of fiscal year 2002. Income before income tax expense increased $6.9 million, or 72.2%, to $16.4 million, as a result of increases in net interest income of $10.4 million and non-interest income of $12.1 million, partially offset by an increase in non-interest expense of $16.0 million.

            Return on average stockholders' equity increased to 12.65% for the second quarter of fiscal year 2003 and 12.02% for the first six months of fiscal year 2003, compared to 9.56% and 9.89% for the respective periods of fiscal year 2002. Return on average assets increased to 0.92% for the second quarter of fiscal year 2003 and 0.85% for the first six months of fiscal year 2003, compared to 0.65% and 0.68% for the respective periods of fiscal year 2002.

            The second quarter and first six months of the fiscal year 2002 did not include results from People's, as well as People's Savings Bank of Brockton and its mortgage banking subsidiary, PMC, all of which were acquired on February 28, 2002. In May 2002, the Company completed the systems conversion and consolidation of three banking offices.

NET INTEREST INCOME

            Net interest income before provision for loan losses increased $5.9 million, or 63.9%, to $15.1 million for the second quarter of fiscal year 2003 from $9.2 million for the second quarter of fiscal year 2002. The net interest rate spread and net interest margin were 2.49% and 2.71% for the second quarter of fiscal year 2003, compared to 1.97% and 2.25%, respectively, for the second quarter of fiscal year 2002.

            For the first six months of fiscal year 2003, net interest income before provision for loan losses increased $10.4 million, or 56.6%, to $28.7 million for the first six months of fiscal year 2003 from $18.4 million for the first six months of fiscal year 2002. The net interest rate spread and net interest margin were 2.46% and 2.67% for the first six months of fiscal year 2003, compared to 1.93% and 2.27%, respectively, for the first six months of fiscal year 2002.

            The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during the second quarter and year to date periods of fiscal year 2003, compared to the same periods of fiscal year 2002, were due primarily to improved balance sheet composition and growth resulting from the People's acquisition, as well as the pre-payment of certain FHLB advances and other borrowings during March 2002. In addition, a low market interest rate environment and related consumer preferences resulted in the Company's continued high origination volume of fixed-rate mortgages that are generally sold in the secondary market and increases in mortgage loans held for sale. However, the low market interest rate environment also led to increased prepayment speeds on portfolio mortgage loans due primarily to refinancing activity.

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

                                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------------------------------------------------
                                                                      2002                                     2001
                                                        --------------------------------      -----------------------------------
                                                                                 AVERAGE                                  AVERAGE
                                                        AVERAGE                   YIELD/       AVERAGE                    YIELD/
                                                        BALANCE      INTEREST     COST         BALANCE       INTEREST      COST
                                                        --------------------------------       ----------------------------------
                                                               (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
         Loans receivable, net and
           mortgage loans held for sale (1)            $1,302,078     $21,575      6.63%     $   961,078      $17,990      7.49%
         Investment securities (2)                        106,180       1,377      5.15           78,080          975      4.95
         Mortgage-backed securities (3)                   807,172      10,011      4.96          587,750        8,556      5.82
                                                       --------------------------------      ----------------------------------
                Total interest-earning assets           2,215,430      32,963      5.95        1,626,908       27,521      6.77
                                                                      -----------------                       -----------------
     Noninterest-earning assets                           219,657                                103,103
                                                       ----------                            -----------
                Total assets                           $2,435,087                            $ 1,730,011
                                                       ==========                            ===========
Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
         Deposits (4)                                  $1,139,713       7,289       2.54       $ 655,737        6,637       4.02
         FHLB advances and other borrowings               904,050      10,547       4.63         855,994       11,656       5.40
                                                       ---------------------------------     -----------------------------------
                Total interest-bearing liabilities      2,043,763      17,836       3.46       1,511,731       18,293       4.80
                                                                     -------------------                      ------------------
     Noninterest-bearing liabilities (5)                  214,191                                100,787
                                                       ----------                            -----------
                Total liabilities                       2,257,954                              1,612,518
     Stockholders' equity                                 177,133                                117,493
                                                       ----------                            -----------
                Total liabilities and stockholders'
                           equity                      $2,435,087                            $ 1,730,011
                                                       ==========                            ===========
Net interest rate spread (6)                                         $ 15,127       2.49%                     $ 9,228       1.97%
                                                                     ===================                      ==================
Net interest margin (7)                                                             2.71%                                   2.25%
                                                                                    ====                                    ====
Ratio of interest-earning assets to interest-
         bearing liabilities                               108.40%                                107.62%
                                                       ==========                            ===========

                                                                           FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------------------
                                                                           2002                                 2001
                                                            -------------------------------      --------------------------------
                                                                                    AVERAGE                               AVERAGE
                                                             AVERAGE                 YIELD/      AVERAGE                   YIELD/
                                                             BALANCE     INTEREST     COST       BALANCE      INTEREST     COST
                                                             -------     --------   -------      -------      --------    ------
                                                                  (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
         Loans receivable, net and
           mortgage loans held for sale (1)                $1,258,202     $42,443     6.75%     $  982,759     $36,928      7.52%
         Investment securities (2)                            139,386       3,268     4.68          72,850       1,887      5.17
         Mortgage-backed securities (3)                       751,524      18,940     5.04         555,440      16,712      6.02
                                                           -------------------------------      --------------------------------
                Total interest-earning assets               2,149,112      64,651     6.02       1,611,049      55,527      6.89
                                                                          ----------------                     -----------------
     Noninterest-earning assets                               223,342                              103,572
                                                           ----------                           ----------
                Total assets                               $2,372,454                           $1,714,621
                                                           ==========                           ==========
Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
         Deposits (4)                                      $1,159,150      14,856     2.56      $  646,679      13,345      4.12
         FHLB advances and other borrowings                   855,111      21,064     4.91         848,651      23,831      5.60
                                                           -------------------------------      --------------------------------
                Total interest-bearing liabilities          2,014,261      35,920     3.56       1,495,330      37,176      4.96
                                                                          ----------------                     -----------------
     Noninterest-bearing liabilities (5)                      190,918                              100,999
                                                           ----------                           ----------
                Total liabilities                           2,205,179                            1,596,329
     Stockholders' equity                                     167,275                              118,292
                                                           ----------                           ----------
                Total liabilities and stockholders'
                     equity                                $2,372,454                           $1,714,621
                                                           ==========                           ==========
Net interest rate spread (6)                                              $28,731     2.46%                    $18,351      1.93%
                                                                          ================                     =================
Net interest margin (7)                                                               2.67%                                 2.27%
                                                                                      ====                                  ====
Ratio of interest-earning assets to interest-
        bearing liabilities                                   106.69%                               107.74%
                                                           =========                            ==========

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

PROVISION FOR LOAN LOSSES

            The Company's provision for loan losses was $150,000 for the second quarter of fiscal year 2003 compared to $300,000 for the second quarter of fiscal year 2002, and $250,000 for the first six months of fiscal year 2003 compared to $600,000 for the first six months of fiscal year 2002, based on management's assessment of the loan loss reserve level as influenced by several key factors. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition - Asset Quality."

NON-INTEREST INCOME

            Non-interest income increased $7.1 million, or 289%, to $9.6 million for the second quarter of fiscal year 2003 from $2.5 million for the second quarter of fiscal year 2002, including increases of $6.3 million in gain on sale of mortgage loans, $140,000 in service charges on deposit accounts and $1.9 million in other non-interest income, partially offset by decreases of $986,000 in loan servicing income and $213,000 in gain on sale of investment securities available for sale.

            For the first six months of fiscal year 2003, non-interest income increased $12.1 million, or 189%, to $18.5 million from $6.4 million for the first six months of fiscal year 2002, including increases of $9.5 million in gain on sale of mortgage loans, $568,000 in gain on sale of investment securities available for sale, $361,000 in service charges on deposit accounts and $2.9 million in other non-interest income, partially offset by a decrease of $1.3 million in loan servicing income.

            The increases in gain on sale of mortgage loans for the second quarter and the year to date were due primarily to a higher volume of loans originated for sale, which included loans sold by PMC during fiscal year 2003. Changes in fair value of derivative instruments utilized in secondary market hedging activities resulted in an addition to gain on sale of mortgage loans of $269,000 for the second quarter of fiscal year 2003, compared to a reduction of $237,000 for the second quarter of fiscal year 2002, and additions of $162,000 and $25,000 for the first six months of fiscal years 2003 and 2002, respectively. Management of the Company believes that the adoption of SFAS No. 133 has introduced the potential for greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time as market conditions change.

            The year to date increase in gain on sale of investment securities available for sale included the sale during fiscal year 2003 of certain investments acquired as part of the People's acquisition. The increases in service charges on deposit accounts and other non-interest income were due primarily to growth resulting from the People's acquisition. Changes in the fair value of interest rate swaps resulted in an addition to other non-interest income of $277,000 for the second quarter of fiscal year 2003, compared to a reduction of $118,000 for the second quarter of fiscal year 2002, and an addition of $440,000 for the first six months of fiscal year 2003, compared to a reduction of $92,000 for the first six months of fiscal year 2002.

            The decreases in loan servicing income were due primarily to additions to the valuation reserve for mortgage servicing rights of $1.2 million and $1.4 million for the second quarter and first six months of fiscal year 2003, respectively, compared to $240,000 for the second quarter and first six months of fiscal year 2002. The valuation reserve adjustments were based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts for the applicable periods. The balance of the valuation allowance amounted to $1.9 million at September 30, 2002 and $490,000 at March 31, 2002. Amortization of mortgage servicing rights, plus the addition to the valuation allowance, totaled $3.0 million and $1.6 million for the first six months of fiscal year 2003 and 2002, respectively.

NON-INTEREST EXPENSE

            Non-interest expense increased $8.1 million, or 113%, to $15.3 million for the second quarter of fiscal year 2003 from $7.2 million for the second quarter of fiscal year 2002, including increases of $4.2 million in compensation and benefits, $1.0 million in office occupancy and equipment expenses, $197,000 in data processing costs, $584,000 in amortization of intangible assets and $2.1 million in other non-interest expenses.

            For the first six months of fiscal year 2003, non-interest expense increased $16.0 million, or 109%, to $30.6 million from $14.6 million for the first six months of fiscal year 2002, including increases of $7.9 million in compensation and benefits, $1.9 million in office occupancy and equipment expenses, $651,000 in data processing costs, $1.2 million in amortization of intangible assets and $4.3 million in other non-interest expenses.

            The increases in non-interest expenses were due primarily to growth resulting from the acquisition of People's and PMC, costs related to banking office and back office consolidation, and other non-recurring integration expenses.

INCOME TAXES

            Income tax expense increased $2.2 million, or 160%, to $3.6 million for the second quarter of fiscal year 2003 from $1.4 million for the second quarter of fiscal year 2002. For the first six months of fiscal year 2003, income tax expense increased $3.1 million, or 97.6%, to $6.3 million from $3.2 million for the first six months of fiscal year 2002. The Company's effective tax rate increased to 38.6% during the first six months of fiscal year 2003 from 33.7% for the first six months of fiscal year 2002, due primarily to the effects of an increase in the statutory federal income tax rate based on a higher taxable earnings threshold, increased state taxes and appreciation of FIRSTFED stock contributed to the Company's Employee Stock Ownership Plan ("ESOP").

                               FINANCIAL CONDITION

OVERVIEW

            Total assets increased $228.6 million, or 10.0%, to $2.523 billion at September 30, 2002 from $2.294 billion at March 31, 2002. This growth was due primarily to increases of $226.7 million in mortgage-backed securities available for sale and $135.2 million in mortgage loans held for sale, partially offset by decreases of $101.5 million in cash and cash equivalents and $39.9 million in investment securities available for sale. The net increase in mortgage-backed securities was due primarily to purchases of mortgage-backed securities available for sale totaling $348.1 million, partially offset by payments received of $128.6 million. The net decrease in investment securities available for sale was due primarily to sales of $42.1 million, including the sale of certain securities acquired as part of the People's acquisition. Corporate bond investments acquired from People's have been reduced from $16.1 million at the time of acquisition to $6.8 million at September 30, 2002. Trust preferred stock investments have been reduced from $40.3 million at the time of acquisition to $25.2 million at September 30, 2002. During October 2002, another $6.9 million of corporate bond and trust preferred stock investments acquired in the People's acquisition have been sold.

            The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                SEPTEMBER 30, 2002                       MARCH 31, 2002
                                            ------------------------            -----------------------------
                                                            PERCENT                                  PERCENT
                                               AMOUNT       OF TOTAL              AMOUNT            OF TOTAL
                                            ----------     ---------            ----------          ---------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage Loans:
    Residential                             $  574,987        49.11%            $  635,297            54.77%
    Commercial real estate                     123,974        10.59                115,243             9.93
    Construction and land                       45,444         3.88                 63,810             5.50
                                            ----------       ------             ----------           ------
               Total mortgage loans            744,405        63.58                814,350            70.20
                                            ----------       ------             ----------           ------
Commercial Loans                               260,135        22.22                200,016            17.24
                                            ----------       ------             ----------           ------
Consumer Loans:
    Home equity lines                          110,273         9.42                 83,013             7.16
    Second mortgages                            42,357         3.62                 48,901             4.22
    Other consumer loans                        13,666         1.16                 13,713             1.18
                                            ----------       ------             ----------           ------
               Total consumer loans            166,296        14.20                145,627            12.56
                                            ----------       ------             ----------           ------
         Total loans receivable              1,170,836       100.00%             1,159,993           100.00%
                                                             ======                                  ======
Less:
    Allowance for loan losses                  (19,321)                            (19,237)
    Undisbursed proceeds of
     construction mortgages
           in process                          (18,959)                            (21,818)
    Purchase premium on
          loans, net                             5,445                               5,869
    Deferred loan origination
        costs, net                                 527                                 943
                                            ----------                          ----------
         Loans receivable, net              $1,138,528                          $1,125,750
                                            ==========                          ==========


            Balance sheet growth was primarily funded by increases of $188.2 million in FHLB advances and other borrowings and $14.1 million in deposit balances during the first six months of fiscal year 2003. The increase in deposits included an increase in combined demand and savings deposits of $42.9 million, or 6.4%, partially offset by a decrease in time deposits of $28.8 million, or 4.4%. The percentage of deposits to total assets was 52.8% at

September 30, 2002.

            Total stockholders' equity increased $22.7 million, or 14.6%, to $178.0 million at September 30, 2002, from $155.3 million at March 31, 2002. The increase was due primarily to $10.1 million in net income, a $7.1 million increase in the fair market value of available for sale securities, net of tax, and a $5.0 million private placement of common stock issued from the Company's treasury stock, partially offset by $2.4 million in dividends paid to stockholders. Stockholders' equity to assets was 7.06% at September 30, 2002, compared to 6.77% at March 31, 2002. Book value per share increased 9.3% to $21.92 at September 30, 2002 from $20.06 at March 31, 2002. Tangible book value per share increased 17.8% to $15.15 at September 30, 2002 from $12.86 at March 31, 2002.

            At September 30, 2002 and March 31, 2002, mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements amounted to $1.542 billion and $1.588 billion, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

ASSET QUALITY

            Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned ("REO") and other repossessed assets. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $37,000 for the three months ended September 30, 2002 and $52,000 for the six months ended September 30, 2002.

                                                       AT SEPTEMBER 30,    AT MARCH 31,
                                                            2002               2002
                                                       ----------------    ------------
                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
    One-to-four family ............................        $1,501            $1,855
    Commercial real estate ........................            12               724
    Construction and land .........................           185               814
                                                           ------            ------
        Total mortgage loans ......................         1,698             3,393
                                                           ------            ------
  Commercial loans ................................         1,539               144
                                                           ------            ------
  Consumer loans:
    Home equity lines .............................            --                54
    Second mortgages ..............................            56                77
    Other consumer loans ..........................            27                36
                                                           ------            ------
        Total consumer loans ......................            83               167
                                                           ------            ------
        Total non-accrual loans ...................         3,320             3,704
Non-performing investment .........................            --             3,285
REO, net (1) ......................................            50               240
Other repossessed assets ..........................            --                 3
                                                           ------            ------
    Total non-performing assets ...................        $3,370            $7,232
                                                           ======            ======
Allowance for loan losses as a percent of loans (2)          1.67%             1.68%
Allowance for loan losses as a percent
  of non-accrual loans (3) ........................           582%              519%
Non-accrual loans as a percent of loans (2)(3) ....          0.29%             0.32%
Non-performing assets as a percent of total assets           0.13%             0.31%

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

            The decrease in non-performing assets during the first six months of fiscal year 2003 is primarily due to the sale of a non-performing investment acquired in the People's acquisition.

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

            The allowance for loan losses totaled $19.3 million at September 30, 2002, an increase of $84,000, or 0.4%, as compared to $19.2 million at March 31, 2002. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                              FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                            --------------------------          --------------------------
                                               2002             2001               2002             2001
                                            --------          --------          --------          --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period              $ 19,215          $ 13,521          $ 19,237          $ 13,233
Provision for loan losses                        150               300               250               600
                                            --------          --------          --------          --------
Charge-offs:
   One-to-four family mortgage loans              --                --               (10)               --
   Commercial loans                               --               (68)              (86)              (68)
   Consumer Loans:
      Home equity lines                          (14)               (1)              (23)               (3)
      Second mortgages                            --                --                --                --
      Other consumer                             (32)              (28)              (51)              (39)
                                            --------          --------          --------          --------
             Total                               (46)              (97)             (170)             (110)
Recoveries                                         2                 1                 4                 2
                                            --------          --------          --------          --------
Balance at end of period                    $ 19,321          $ 13,725          $ 19,321          $ 13,725
                                            ========          ========          ========          ========
Ratio of net charge-offs during
   the period to average loans
   outstanding during the period                0.02%             0.04%             0.03%             0.01%

            Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in increases in the balance of the allowance for loan losses and as a percent of the total loan portfolio during the past year. Although the Company's non-performing loans and charge-offs have remained low, there has been a significant shift in the composition of the loan portfolio at September 30, 2002, as compared to September 30, 2001, including $308.9 million of loans receivable acquired and $5.2 million of allowance for loan losses assumed as part of the People's acquisition. The residential mortgage portfolio has decreased due primarily to a low fixed rate environment, which resulted in high refinancing activity, while the commercial and consumer loan portfolios have shown significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. In addition, management believes that current economic conditions, including rising unemployment rates in its key market area of southeastern New England, could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

            The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at September 30, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

            The Company has primarily utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate and shorter-term (generally 15 years or less) fixed-rate, one-to-four family mortgage loans; (2) selling in the secondary market longer-term, fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans, with the exception of loans originated by PMC, which are sold servicing released; and (3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate CMOs. In conjunction with its mortgage banking activities, the Company uses forward contracts in order to reduce exposure to interest-rate risk, except for PMC, where all loans are sold by obtaining commitments from investors on a loan by loan basis. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity. In addition, the Company has engaged in interest rate swap agreements, from time to time, to synthetically lengthen its liability maturities.

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

      The following table sets forth the Company's estimated NPV and NPV ratios as of September 30, 2002 and March 31, 2002, as calculated by the Company. Certain estimates utilized in the Company's calculation as of September 30, 2002 were based on the most recently available OTS model as of June 30, 2002.

                            September 30, 2002                       March 31, 2002
                   -----------------------------------     -----------------------------------
  Change in        Estimated                   NPV         Estimated                  NPV
Interest Rates        Net                  Sensitivity        Net                  Sensitivity
   in Basis        Portfolio      NPV        in Basis      Portfolio       NPV      in Basis
    Points           Value       Ratio        Points         Value        Ratio      Points
    ------           -----       -----        ------         -----        -----      ------
                                 (Dollars in thousands)
     + 300          $144,918      5.82%         (50)        $136,524       6.10%      (218)
     + 200           164,155      6.50           18          161,250       7.09       (120)
     + 100           173,335      6.79           47          181,372       7.85        (43)
   Unchanged         161,951      6.32            -          193,892       8.28          -
     - 100           127,062      4.96         (135)         186,886       7.93        (35)

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

            The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $1.156 billion, or 45.8% of total assets.

            The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At September 30, 2002, the Bank had $928.0 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $250.5 million including the $25.0 million line of credit. At September 30, 2002, the portfolio of putable FHLB advances and reverse repurchase agreements totaled $422.5 million, with an average interest rate of 4.52%, and an average life to maturity and estimated average life of 7.1 years. The estimated average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances.

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

            The Company had two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owned all of the common securities. On July 1, 2002, the Company completed the redemption, at par, of the Capital Trust I 9.76% trust preferred securities totaling $13.8 million. At September 30, 2002, Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010.

            At September 30, 2002, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $529.4 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from September 30, 2002 totaled $502.2 million. Based on its prior experience and other factors, the Bank currently expects that it will retain a majority of maturing certificate accounts.

            The Company opened a new banking and insurance office in East Greenwich, Rhode Island in October 2003, bringing its total banking and insurance offices to 26. The Company continues to consider sites for new banking and insurance offices and loan origination centers in or adjacent to its market area. In addition, the Company may, from time to time, consider expanding its market share and/or market area through the acquisition of assets or other banking institutions and may consider acquisitions of other types of financial services companies. The establishment of additional banking and insurance offices, loan origination centers, trust service operations, mergers and acquisitions, and additional capital management strategies by the Company would result in additional capital expenditures and other associated costs which the Company has not yet estimated.

            At September 30, 2002, the consolidated capital to total assets ratio of the Company was 7.06%. The Company paid cash dividends to stockholders of $0.14 per share and $0.15 per share during the first and second quarters, respectively, of fiscal year 2003, and announced the declaration of a cash dividend of $0.15 per share to stockholders for payment during the third quarter of fiscal year 2003. The Company's primary source of funding for dividends, and payments for periodic stock repurchases, has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

            At September 30, 2002, the Bank exceeded all of its regulatory capital requirements. The Bank's Tier 1 core capital of $131.0 million, or 5.36% of total adjusted assets, was above the required level of $97.9 million, or 4.0%; risk-based capital of $142.0 million, or 10.73% of risk-weighted assets, was above the required level of $105.8 million or 8.0%, and Tier 1 risk-based capital of $131.0 million, or 9.57% of risk-weighted assets, was above the required level of $52.9 million or 4.0%. The Bank also continued to exceed the regulatory capital requirements for designation as a "well capitalized" institution under the OTS prompt corrective action regulations of 5.0% for Tier 1 core capital, 10.0% for risk-based capital and 6% for Tier 1 risk-based capital. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            See the Section of Item 2 captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Market Risk and Management of Interest-Rate Risk" for quantitative and qualitative information about market risk and its potential effect on the Company.

ITEM 4. CONTROLS AND PROCEDURES.

            Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluates the effectiveness of the design and operation of its disclosure controls and procedures. Based on an evaluation of such controls and procedures within 90 days of the filing date of this quarterly report, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. The Company made no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

            On July 29, 2002, the Company issued $5.0 million of Company common stock par value $0.01 ("Common Stock") to M/D Investment, LLC in a private placement transaction. The Common Stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an exception under Regulation D or Section 4(2) of the Act as an offer and sale of securities which does not involve a public offering. No underwriter was used in this transaction. The aggregate offering price of the Common Stock was $5.0 million. Under the terms of the transaction, M/D Investment, LLC paid $24.70 per share for 202,430 shares of Common Stock. In accordance with the parties' agreement, the per share purchase price was based on the average closing price of the Company's Common Stock as reported on the American Stock Exchange during the month of June 2002. The Common Stock issued in the private placement contains customary restrictions for non-registered common stock and was issued from the Company's treasury stock. M/D Investment, LLC is a limited liability Rhode Island company, owned by certain members of the Metcalf and Danforth families. The owners of M/D Investment, LLC also own a minority interest in the Trust Company. Proceeds from the private placement will be used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The annual meeting of stockholders was held July 25, 2002. The following proposals were voted on by the stockholders:

                                                                                WITHHELD/    BROKER
         PROPOSAL                                      FOR         AGAINST      ABSTAIN     NON-VOTES
         --------                                      ---         -------      -------     ---------
    1)   Election of Directors:
                  B. Benjamin Cavallo                 7,517,220        -        107,746        -
                  Gilbert C. Oliveira                 7,584,208        -         40,758        -
                  Paul A, Raymond, DDS                7,574,999        -         49,967        -

    2)   Ratification of KPMG LLP as independent
         auditors of the Company for the fiscal
         year ending March 31, 2003                   7,572,523     42,535        9,908        -

ITEM 5. OTHER INFORMATION.

            Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            a) Exhibits

                  3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (1)

                  3.2   Bylaws of FIRSTFED AMERICA BANCORP, INC., as amended (2)

                  4.0   Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)

                  99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                  99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

------------------------
                  (1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

                  (2) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

            b) Reports on Form 8-K

                  A current report of Form 8-K was filed on July 30, 2002, attaching the press release announcing the private placement of 202,430 shares of the Company's common stock.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRSTFED AMERICA BANCORP, INC.

                                  Registrant

Date: November 14, 2002           /s/ Robert F. Stoico
                                  --------------------------------------------
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: November 14, 2002           /s/ Edward A. Hjerpe, III
                                  --------------------------------------------
                                  Executive Vice President, Chief Operating
                                  Officer and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                                  CERTIFICATION

I, Robert F. Stoico, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FIRSTFED AMERICA BANCORP, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                          /s/ Robert F. Stoico
                                          ------------------------------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer

                                  CERTIFICATION

I, Edward A. Hjerpe, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FIRSTFED AMERICA BANCORP, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                  /s/ Edward A. Hjerpe, III
                                  ------------------------------------------
                                  Executive Vice President, Chief Operating
                                  Officer and Chief Financial Officer