Form 10-Q
period 2002-12-31
FIRSTFED AMERICA BANCORP INC
filed 2003-02-14
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM_________TO

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

                                 Yes [X] No [ ]

 As of February 4, 2003, there were 8,460,563 shares of the Registrant's Common
                               Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                                                PAGE
PART I            FINANCIAL INFORMATION                                                                                         ----
      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of December 31, 2002 (unaudited) and March 31, 2002                             2

                  Consolidated Statements of Operations for the three months and nine months ended December 31, 2002
                  (unaudited) and 2001 (unaudited)                                                                               3

                  Consolidated Statements of Changes in Stockholders' Equity for the nine months ended December 31, 2002
                  (unaudited)                                                                                                    4

                  Consolidated Statements of Cash Flows for the nine months ended December 31, 2002  (unaudited) and 2001
                  (unaudited)                                                                                                    5

                  Condensed Notes to Consolidated Financial Statements                                                           6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                          9

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                                    22

      Item 4.     Controls and Procedures                                                                                       22

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                                             23

      Item 2.     Changes in Securities and Use of Proceeds                                                                     23

      Item 3.     Defaults Upon Senior Securities                                                                               23

      Item 4.     Submission of Matters to a Vote of Security Holders                                                           23

      Item 5.     Other Information                                                                                             23

      Item 6.     Exhibits and Reports on Form 8-K                                                                              23

SIGNATURES                                                                                                                      24

CERTIFICATIONS                                                                                                                  25

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DECEMBER 31,    MARCH 31,
                                                                                              2002           2002
                                                                                              ----           ----
                                                                                           (UNAUDITED)
                        ASSETS
Cash on hand and due from banks                                                           $    56,939     $    44,159
Short-term investments                                                                              -         100,890
                                                                                          -----------     -----------
    Total cash and cash equivalents                                                            56,939         145,049
Mortgage loans held for sale                                                                  324,338         126,729
Investment securities available for sale, at fair value
    (amortized cost of $32,171 and $81,602)                                                    38,865          84,656
Mortgage-backed securities available for sale, at fair value
    (amortized cost of $650,775 and $579,713)                                                 661,372         578,618
Mortgage-backed securities held to maturity
    (fair value of $1,010 and $1,235)                                                             972           1,203
Stock in Federal Home Loan Bank of Boston, at cost                                             58,433          58,433
Loans receivable
    Residential mortgages                                                                     625,181         641,629
    Commercial real estate mortgages                                                          139,015         115,243
    Construction and land mortgages                                                            27,529          41,992
    Commercial                                                                                275,987         199,779
    Consumer                                                                                  175,139         146,344
    Allowance for loan losses                                                                 (19,267)        (19,237)
                                                                                          -----------     -----------
       Loans receivable, net                                                                1,223,584       1,125,750
Accrued interest receivable                                                                    11,192          11,124
Mortgage servicing rights                                                                       4,848           6,505
Office properties and equipment, net                                                           38,023          37,775
Real estate owned                                                                                 177             240
Bank-owned life insurance                                                                      37,099          35,652
Investment in limited partnerships                                                                629             470
Goodwill and other intangible assets                                                           54,248          55,779
Prepaid expenses and other assets                                                              19,163          26,465
                                                                                          -----------     -----------
                    Total assets                                                          $ 2,529,882     $ 2,294,448
                                                                                          ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits
       Demand                                                                             $   531,154     $   432,082
       Savings                                                                                252,550         235,339
       Time                                                                                   591,348         649,842
                                                                                          -----------     -----------
             Total deposits                                                                 1,375,052       1,317,263
    FHLB advances and other borrowings                                                        896,704         754,820
    Company obligated, mandatorily redeemable securities                                       11,370          25,657
    Advance payments by borrowers for taxes and insurance                                       5,331           6,163
    Accrued interest payable                                                                    4,188           4,814
    Other liabilities                                                                          51,893          30,384
                                                                                          -----------     -----------
                    Total liabilities                                                       2,344,538       2,139,101
                                                                                          -----------     -----------
Stockholders' equity:
    Common stock                                                                                  107             106
    Additional paid-in capital                                                                122,938         119,149
    Retained earnings                                                                          92,594          79,245
    Accumulated other comprehensive income                                                      9,692           1,401
    Unallocated ESOP shares                                                                    (2,323)         (2,323)
    Unearned stock incentive plan                                                                (118)         (1,553)
    Treasury stock                                                                            (37,546)        (40,678)
                                                                                          -----------     -----------
                    Total stockholders' equity                                                185,344         155,347
                                                                                          -----------     -----------
                    Total liabilities and stockholders' equity                            $ 2,529,882     $ 2,294,448
                                                                                          ===========     ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                               ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                                          --------------------------     ---------------------------
                                                                               2002          2001            2002           2001
                                                                          ------------   -----------     ------------   ------------
                                                                                                (UNAUDITED)
Interest and dividend income:
    Loans                                                                 $   22,477     $   16,996      $   64,920     $   53,924
    Mortgage-backed securities                                                 8,677          7,659          27,617         24,371
    Investment securities                                                        693            305           2,862            993
    Federal Home Loan Bank stock                                                 515            458           1,614          1,657
                                                                          ----------     ----------      ----------     ----------
         Total interest and dividend income                                   32,362         25,418          97,013         80,945
                                                                          ----------     ----------      ----------     ----------
Interest expense:
    Deposits                                                                   6,397          5,935          21,253         19,280
    Borrowed funds                                                            10,275          9,959          31,339         33,790
                                                                          ----------     ----------      ----------     ----------
         Total interest expense                                               16,672         15,894          52,592         53,070
                                                                          ----------     ----------      ----------     ----------
         Net interest income before provision for loan losses                 15,690          9,524          44,421         27,875
Provision for loan losses                                                        150            300             400            900
                                                                          ----------     ----------      ----------     ----------
         Net interest income after provision for loan losses                  15,540          9,224          44,021         26,975
                                                                          ----------     ----------      ----------     ----------
Non-interest income:
    Service charges on deposit accounts                                        1,311            588           2,605          1,521
    Trust fee income                                                             350            354           1,063          1,044
    Loan servicing (expense) income                                             (834)           348          (1,703)           746
    Insurance commission income                                                  363            229             802            742
    Earnings on bank-owned life insurance                                        484            513           1,447          1,418
    Gain on sale of mortgage loans, net                                        7,569          1,888          19,133          3,349
    Gain on sale of investment securities available for sale                   1,057              -           2,628          1,003
    Other income                                                                 778            714           2,120          1,237
                                                                          ----------     ----------      ----------     ----------
         Total non-interest income                                            11,078          4,634          28,095         11,060
                                                                          ----------     ----------      ----------     ----------
Non-interest expense:
    Compensation and employee benefits                                         9,223          4,441          26,280         13,566
    Office occupancy and equipment                                             2,109          1,101           6,172          3,264
    Data processing                                                              702            475           2,352          1,474
    Advertising and business promotion                                           408            196             799            650
    Amortization of intangible assets                                            607             24           1,821             70
    Other expense                                                              2,318          1,221           7,012          3,069
                                                                          ----------     ----------      ----------     ----------
         Total non-interest expense                                           15,367          7,458          44,436         22,093
                                                                          ----------     ----------      ----------     ----------
         Income before income tax expense                                     11,251          6,400          27,680         15,942
Income tax expense                                                             4,325          2,402          10,673          5,615
                                                                          ----------     ----------      ----------     ----------
         Net income before cumulative effect of accounting change              6,926          3,998          17,007         10,327

Cumulative effect of change in accounting for derivative
    instruments and hedging activities, net of $237 tax benefit                    -              -               -           (461)
                                                                          ----------     ----------      ----------     ----------
         Net income                                                       $    6,926     $    3,998      $   17,007     $    9,866
                                                                          ==========     ==========      ==========     ==========

Basic earnings per share before cumulative effect of accounting change    $     0.85     $     0.69      $     2.13     $     1.79
Cumulative effect of accounting change                                             -              -               -          (0.08)
                                                                          ----------     ----------      ----------     ----------
Basic earnings per share                                                  $     0.85     $     0.69      $     2.13     $     1.71
                                                                          ==========     ==========      ==========     ==========

Diluted earnings per share before cumulative effect of accounting change  $     0.82     $     0.68      $     2.06     $     1.77
Cumulative effect of accounting change                                             -              -               -          (0.08)
                                                                          ----------     ----------      ----------     ----------
Diluted earnings per share                                                $     0.82     $     0.68      $     2.06     $     1.69
                                                                          ==========     ==========      ==========     ==========
Weighted average shares outstanding - basic                                8,135,464      5,815,449       7,980,710      5,765,199
                                                                          ==========     ==========      ==========     ==========
Weighted average shares outstanding - diluted                              8,400,504      5,868,411       8,244,289      5,825,134
                                                                          ==========     ==========      ==========     ==========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         ACCUMULATED
                                                             ADDITIONAL                      OTHER
                                                 COMMON       PAID-IN       RETAINED     COMPREHENSIVE
                                                 STOCK        CAPITAL       EARNINGS        INCOME
                                                -------      ----------    ----------    -------------
Balance at March 31, 2002                         $ 106        $119,149      $ 79,245        $  1,401
     Earned SIP stock awards                          -            (154)            -               -
     Earned ESOP shares charged to expense            -             872             -               -
     Stock options exercised                          1           1,288             -               -
     Cash dividends declared and paid
       (1st quarter at $0.14 per share;
       2nd and 3rd quarters at $0.15 per
        share)                                        -               -        (3,658)              -
     Common stock acquired for certain
       employee benefit plans (2,751
       shares at an average price
       of $26.04 per share)                           -               -             -               -
     Common stock issued in private placement
       (202,430 shares at $24.70 per share)           -           1,796             -               -
     Common stock issuance costs                      -             (13)            -               -

     Comprehensive income:

       Net income                                     -               -        17,007               -
       Other comprehensive income, net of tax

         Unrealized holding gains on
            available for sale securities             -               -             -          17,961

         Reclassification adjustment for
            gains included in net income              -               -             -          (2,628)
                                                                                               ------
         Net unrealized gains                         -               -             -          15,333

         Tax effect                                   -               -             -          (7,042)
                                                                                               ------
         Net-of-tax effect                            -               -             -           8,291

     Total comprehensive income                       -               -             -               -
                                                  -----        --------      --------        --------
 Balance at December 31, 2002                     $ 107        $122,938      $ 92,594        $  9,692
                                                  =====        ========      ========        ========


                                                              UNEARNED
                                                               STOCK-
                                                UNALLOCATED    BASED                       TOTAL
                                                   ESOP      INCENTIVE     TREASURY      STOCKHOLDERS'
                                                  SHARES     PLAN (SIP)     STOCK          EQUITY
                                                -----------  -----------    --------     ------------
Balance at March 31, 2002                       $(2,323)    $ (1,553)     $ (40,678)      $ 155,347
     Earned SIP stock awards                          -        1,435              -           1,281
     Earned ESOP shares charged to expense            -            -              -             872
     Stock options exercised                          -            -              -           1,289
     Cash dividends declared and paid
       (1st quarter at $0.14 per share;
       2nd and 3rd quarters at $0.15 per
        share)                                        -            -              -          (3,658)
     Common stock acquired for certain
       employee benefit plans (2,751
       shares at an average price
       of $26.04 per share)                           -            -            (72)            (72)
     Common stock issued in private placement
       (202,430 shares at $24.70 per share)           -            -          3,204           5,000
     Common stock issuance costs                      -            -              -             (13)

     Comprehensive income:

       Net income
       Other comprehensive income, net of tax         -            -              -          17,007

         Unrealized holding gains on
            available for sale securities
                                                      -            -              -               -
         Reclassification adjustment for
            gains included in net income              -            -              -               -

         Net unrealized gains                         -            -              -               -

         Tax effect                                   -            -              -               -

         Net-of-tax effect                            -            -              -           8,291
                                                                                          ---------
     Total comprehensive income                       -            -              -          25,298
                                               --------     --------      ---------       ---------
 Balance at December 31, 2002                   $(2,323)    $   (118)     $ (37,546)      $ 185,344
                                               ========     ========      =========       =========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 FOR THE NINE MONTHS
                                                                                                  ENDED DECEMBER 31,
                                                                                            -----------------------------
                                                                                                2002             2001
                                                                                            -----------       -----------
Cash flows from operating activities:
  Net income                                                                                $    17,007       $     9,866
  Adjustments to reconcile net income to net cash used in operating activities:
     (Accretion) amortization of:
       Premiums/discounts, net                                                                   (2,658)              256
       Deferred loan origination costs                                                             (813)           (1,052)
       Mortgage servicing rights                                                                  4,939             2,314
       Intangible assets                                                                          1,821                70
     Provision for loan losses                                                                      400               900
     Gains on sales of:
       Mortgage loans                                                                           (18,299)           (3,349)
       Investment securities available for sale                                                  (1,608)             (750)
       Mortgage-backed securities available for sale                                             (1,019)             (253)
       Office properties and equipment                                                              (13)             (105)
       Real estate owned                                                                            (36)              (27)
     Net proceeds from sales of mortgage loans                                                1,831,813           389,083
     Origination of mortgage loans held for sale                                             (2,013,985)         (418,209)
     Earnings on bank-owned life insurance                                                       (1,447)           (1,418)
     Unrealized loss on investments in limited partnerships                                         216               460
     Depreciation of office properties and equipment                                              3,170             1,201
     Appreciation in fair value of ESOP shares                                                      872               430
     Earned SIP shares                                                                            1,281             1,284
     Increase or decrease in:
       Accrued interest receivable                                                                  (68)              800
       Other assets                                                                                (791)           (2,389)
       Accrued interest payable                                                                    (626)           (2,434)
       Other liabilities                                                                         21,509            13,436
                                                                                            -----------       -----------
         Net cash used in operating activities                                                 (158,335)           (9,886)
                                                                                            -----------       -----------
Cash flows from investing activities:
  Purchase of investment securities available for sale                                           (1,725)          (14,921)
  Purchase of mortgage-backed securities available for sale                                    (348,080)         (224,094)
  Payments received on mortgage-backed securities                                               230,951           176,047
  Proceeds from sale of investment securities available for sale                                 49,837               753
  Proceeds from sale of mortgage-backed securities available for sale                            46,403            19,820
  Maturities of investment securities available for sale                                          2,886                 -
  Net (increase) decrease in loans                                                              (98,223)           87,695
  Purchase of office properties and equipment                                                    (4,084)             (903)
  Proceeds from sales of office properties and equipment                                            679             1,099
  Proceeds from sales of real estate owned                                                          266               209
  Purchase of investments in limited partnerships                                                  (375)             (173)
                                                                                            -----------       -----------
         Net cash (used in) provided by investing activities                                   (121,465)           45,532
                                                                                            -----------       -----------
Cash flows from financing activities:
  Net increase in deposits                                                                       58,667            57,871
  Proceeds from FHLB advances and other borrowings                                            4,875,057         1,187,690
  Repayments on FHLB advances and other borrowings                                           (4,743,748)       (1,236,315)
  Net change in advance payments by borrowers for taxes and insurance                              (832)           (2,297)
  Cash dividends paid                                                                            (3,658)           (2,365)
  Common stock issued in private placement                                                        5,000                 -
  Payments to acquire common stock for treasury stock and stock issuance costs                      (85)              (56)
  Stock options exercised                                                                         1,289                 -
                                                                                            -----------       -----------
         Net cash provided by financing activities                                              191,690             4,528
                                                                                            -----------       -----------
Net (decrease) increase in cash and cash equivalents                                            (88,110)           40,174
Cash and cash equivalents at beginning of period                                                145,049            23,213
                                                                                            -----------       -----------
Cash and cash equivalents at end of period                                                  $    56,939       $    63,387
                                                                                            ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                                             $    53,218       $    55,504
                                                                                            ===========       ===========
       Income taxes                                                                         $    13,718       $     6,031
                                                                                            ===========       ===========
Supplemental disclosures of noncash investing activities:
Property acquired in settlement of loans                                                    $       167       $        27
                                                                                            ===========       ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"), People's Bancshares Capital Trust ("Capital Trust I"), People's Bancshares Capital Trust II ("Capital Trust II"), and the Company's 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"). The remaining 35% interest of the Trust Company is held by M/D Trust, LLC, a minority owner. The Bank includes its wholly-owned subsidiaries, People's Mortgage Corporation ("PMC"), FIRSTFED INVESTMENT CORPORATION and CELMAC INVESTMENT CORPORATION.

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

         The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain amounts previously reported have been reclassified to conform to the current presentation. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2003.

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

(2) GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. As of the date of adoption, the Company had goodwill in the amount of $43.5 million, a core deposit intangible asset of $11.7 million and a non-compete intangible asset of $498,000, all of which will be subject to the transition provisions of SFAS No. 142. The Company has completed the transitional impairment testing provisions of SFAS No. 142, and concluded that the amount of recorded goodwill was not impaired as of April 1, 2002. The Company does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standard. The estimated amortization expense of intangible assets for fiscal year 2003 is expected to increase to $2.4 million from $294,000 in fiscal year 2002 due to amortization of the identifiable intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization. The retroactive adoption of SFAS No. 142 would have resulted in an insignificant effect on net income and diluted earnings per share for the nine months ended December 31, 2001.

         The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

                                                                                CORE                                  TOTAL
                                                                              DEPOSIT             NON-COMPETE     IDENTIFIABLE
                                                                             INTANGIBLE           INTANGIBLE       INTANGIBLE
                                                       GOODWILL                 ASSET               ASSET            ASSETS
                                                     -------------           -----------         ------------     ------------
Balance at March 31, 2002                             $    43,535             $  11,746            $     498       $   12,244
Recorded during the period                                     95                     -                    -                -
Amortization expense                                            -                (1,626)                (195)          (1,821)
Impairment recognized                                           -                     -                    -                -
Adjustment of purchase accounting estimates                   201                     -                    -                -
Change in deferred taxes related to purchase
  accounting adjustments                                       (6)                    -                    -                -
                                                     ------------           -----------         ------------     ------------
Balance at December 31, 2002                          $    43,825             $  10,120             $    303        $  10,423
                                                     ============           ===========         ============     ============

Estimated amortization expense for fiscal
  years ended March 31:
         2003                                         $         -             $   2,150             $    260        $   2,410
         2004                                                   -                 1,933                  238            2,171
         2005                                                   -                 1,717                    -            1,717
         2006                                                   -                 1,500                    -            1,500
         2007                                                   -                 1,283                    -            1,283

         The components of identifiable intangible assets at December 31, 2002 are as follows (in thousands):

                                       GROSS CARRYING       ACCUMULATED         NET CARRYING
                                           AMOUNT           AMORTIZATION           AMOUNT
                                       ---------------      -------------       -------------
Core deposit intangible asset              $11,926             $1,806              $10,120
Non-compete intangible asset                   520                217                  303
                                           -------             ------              -------
                                           $12,446             $2,023              $10,423
                                           =======             ======              =======

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of SFAS No. 146 will have a material impact on the Company's Consolidated Financial Statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and incorporates without change the provisions of Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5)," which is being superseded. Interpretation No. 45 expands on existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretation No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. Interpretation No. 45's initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe the adoption of Interpretation No. 45 will have a material impact on the Company's Consolidated Financial Statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation, and does not believe the adoption of SFAS No. 148 will have a material impact on the Company's Consolidated Financial Statements.

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

         The Company's results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan, investment and mortgage-backed securities portfolios, and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and non-interest income including gains on sale of loans and investment securities, service charges on deposit accounts, loan servicing income, revenue from the Trust Company and Agency operations, earnings on bank-owned life insurance ("BOLI"), and other income. The Company's non-interest expense consists of compensation and employee benefits, office occupancy and equipment expense, data processing expense, advertising and business promotion, amortization of intangible assets, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

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

CRITICAL ACCOUNTING POLICIES

         Certain aspects of the Company's accounting policies are based on management's estimation techniques, valuation assumptions and other subjective assessments. Management has identified five policies that, due to such estimates, assumptions and judgments inherent in those policies, are critical to an understanding of our financial statements. These policies involve management's methodology for the determination of the Company's allowance for loan losses, purchase accounting, valuation of goodwill and other intangible assets, the valuation of derivatives and the valuation of mortgage servicing rights. These policies and the estimates, assumptions and judgments are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the Condensed Notes to Consolidated Financial Statements included herein. Management believes that the estimates, assumptions and judgments used in the preparation of the Company's Consolidated Financial Statements were appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of different estimates, assumptions and judgments could have resulted in material variances from the reported results of operations or financial condition.

                              RESULTS OF OPERATIONS

OVERVIEW

         Net income increased $2.9 million, or 73.2%, to $6.9 million for the third quarter of fiscal year 2003 from $4.0 million for the third quarter of fiscal year 2002. Diluted earnings per share ("EPS") increased 20.6% to $0.82 for the third quarter of fiscal year 2003 from $0.68 for the third quarter of fiscal year 2002. Income before income tax expense increased $4.9 million, or 75.8%, to $11.3 million for the third quarter of fiscal year 2003, as a result of increases in net interest income after provision for loan losses of $6.3 million and non-interest income of $6.4 million, partially offset by an increase in non-interest expense of $7.9 million.

         For the first nine months of fiscal year 2003, net income was $17.0 million, an increase of $7.1 million, or 72.4%, from $9.9 million for the first nine months of fiscal year 2002. Before the cumulative effect of the prior year change in accounting for derivative instruments of $461,000 upon adoption of SFAS No. 133, net income was $10.3 million for the first nine months of fiscal year 2002. Diluted EPS increased 21.9% to $2.06 for the first nine months of fiscal year 2003 from $1.69 for the first nine months of fiscal year 2002. Before the cumulative effect of the prior year change in accounting for derivative instruments of $0.08 per share, diluted EPS was $1.77 for the first nine months of fiscal year 2002. Income before income tax expense increased $11.7 million, or 73.6%, to $27.7 million for the first nine months of fiscal year 2003, as a result of increases in net interest income after provision for loan losses of $17.0 million and non-interest income of $17.0 million, partially offset by an increase in non-interest expense of $22.3 million.

         Return on average stockholders' equity increased to 14.78% for the third quarter of fiscal year 2003 and 13.01% for the first nine months of fiscal year 2003, compared to 12.99% and 10.95% for the respective periods of fiscal year 2002. Return on average assets increased to 1.08% for the third quarter of fiscal year 2003 and 0.93% for the first nine months of fiscal year 2003, compared to 0.93% and 0.77% for the respective periods of fiscal year 2002.

         The third quarter and first nine months of the fiscal year 2002 did not include results from People's, as well as People's Savings Bank of Brockton and its mortgage banking subsidiary, PMC, all of which were acquired on February 28, 2002. In May 2002, the Company completed the systems conversion and consolidation of three banking offices.

NET INTEREST INCOME

         Net interest income before provision for loan losses increased $6.2 million, or 64.7%, to $15.7 million for the third quarter of fiscal year 2003 from $9.5 million for the third quarter of fiscal year 2002. The net interest rate spread and net interest margin were 2.42% and 2.68%, respectively, for the third quarter of fiscal year 2003, compared to 2.03% and 2.36%, respectively, for the third quarter of fiscal year 2002.

         For the first nine months of fiscal year 2003, net interest income before provision for loan losses increased $16.5 million, or 59.4%, to $44.4 million from $27.9 million for the first nine months of fiscal year 2002. The net interest rate spread and net interest margin were 2.44% and 2.67%, respectively, for the first nine months of fiscal year 2003, compared to 1.96% and 2.30%, respectively, for the first nine months of fiscal year 2002.

         The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during the third quarter and year to date periods of fiscal year 2003, compared to the same periods of fiscal year 2002, were due primarily to improved balance sheet composition and growth resulting from the People's acquisition, as well as the pre-payment of certain FHLB advances and other borrowings during March 2002. In addition, a low market interest rate environment and related consumer preferences resulted in the Company's continued high origination volume of fixed-rate mortgages that are generally sold in the secondary market and increases in mortgage loans held for sale. However, the low market interest rate environment also led to increased prepayment speeds on portfolio mortgage loans due primarily to refinancing activity.

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

                                                                      FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                                 2002                                         2001
                                                  ------------------------------------            ----------------------------------
                                                                               AVERAGE                                      AVERAGE
                                                    AVERAGE                     YIELD/            AVERAGE                   YIELD/
                                                    BALANCE         INTEREST    COST              BALANCE        INTEREST   COST
                                                  ------------------------------------            ----------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
        mortgage loans held for sale (1)          $ 1,462,294       $22,477     6.15%           $   956,329      $16,996     7.11%
      Investment securities (2)                        99,632         1,208     4.81                 70,564          763     4.29
      Mortgage-backed securities (3)                  758,711         8,677     4.57                577,329        7,659     5.31
                                                  ----------------------------------            ---------------------------------
           Total interest-earning assets            2,320,637        32,362     5.58              1,604,222       25,418     6.34
                                                                    ----------------                             ----------------
     Noninterest-earning assets                       214,077                                       100,441
                                                  -----------                                   -----------
           Total assets                           $ 2,534,714                                   $ 1,704,663
                                                  ===========                                   ===========

Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                $ 1,130,902         6,397     2.24            $   669,463        5,935     3.52
      FHLB advances and other borrowings              959,654        10,275     4.25                794,168        9,959     4.98
                                                  ----------------------------------            ---------------------------------
           Total interest-bearing liabilities       2,090,556        16,672     3.16              1,463,631       15,894     4.31
                                                                    ----------------                             ----------------
     Noninterest-bearing liabilities (5)              258,293                                       118,954
                                                  -----------                                   -----------
           Total liabilities                        2,348,849                                     1,582,585
     Stockholders' equity                             185,865                                       122,078
                                                  -----------                                   -----------
           Total liabilities and stockholders'    $ 2,534,714                                   $ 1,704,663
             equity                               ===========                                   ===========

Net interest rate spread (6)                                        $15,690     2.42%                            $ 9,524     2.03%
                                                                    ================                             ================
Net interest margin (7)                                                         2.68%                                        2.36%
                                                                                ====                                         ====
Ratio of interest-earning assets to                     111.01%                                      109.61%
    interest bearing liabilities                  ============                                  ===========

                                                                      FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                                   2002                                         2001
                                                  ---------------------------------------       ------------------------------------
                                                                                AVERAGE                                     AVERAGE
                                                    AVERAGE                      YIELD/           AVERAGE                    YIELD/
                                                    BALANCE         INTEREST     COST             BALANCE        INTEREST     COST
                                                  ---------------------------------------       ------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
        mortgage loans held for sale (1)          $  1,326,233      $64,920     6.53%           $   973,917      $53,924     7.38%
      Investment securities (2)                        126,135        4,476     4.71                 72,085        2,650     4.88
      Mortgage-backed securities (3)                   753,920       27,617     4.88                562,763       24,371     5.77
                                                  ----------------------------------            ---------------------------------
           Total interest-earning assets             2,206,288       97,013     5.86              1,608,765       80,945     6.70
                                                                    ----------------                             ----------------
     Noninterest-earning assets                        220,253                                      102,525
                                                  ------------                                  -----------
           Total assets                           $  2,426,541                                  $ 1,711,290
                                                  ============                                  ===========

Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                $  1,149,734       21,253     2.45            $   654,301       19,280     3.91
      FHLB advances and other borrowings               889,959       31,339     4.67                830,424       33,790     5.40
                                                  ----------------------------------            ---------------------------------
           Total interest-bearing liabilities        2,039,693       52,592     3.42              1,484,725       53,070     4.74
                                                                    ----------------                             ----------------
     Noninterest-bearing liabilities (5)               213,376                                      107,006
                                                  ------------                                  -----------
           Total liabilities                         2,253,069                                    1,591,731
     Stockholders' equity                              173,472                                      119,559
                                                  ------------                                  -----------
           Total liabilities and stockholders'
             equity                               $  2,426,541                                  $ 1,711,290
                                                  ============                                  ===========
Net interest rate spread (6)                                        $44,421     2.44%                            $27,875     1.96%
                                                                    ================                             ================
Net interest margin (7)                                                         2.67%                                        2.30%
                                                                                ====                                         ====
Ratio of interest-earning assets to
    interest bearing liabilities                        108.17%                                      108.35%
                                                  ============                                  ===========

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

PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses was $150,000 for the third quarter of fiscal year 2003 compared to $300,000 for the third quarter of fiscal year 2002, and $400,000 for the first nine months of fiscal year 2003 compared to $900,000 for the first nine months of fiscal year 2002. The decreases in loss provisions were based on management's assessment of the loan loss allowance level as influenced by several key factors, including stable trends in loan delinquencies and charge-offs, changes in portfolio composition and current economic conditions. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition - Asset Quality."

NON-INTEREST INCOME

         Non-interest income increased $6.4 million, or 139%, to $11.1 million for the third quarter of fiscal year 2003 from $4.6 million for the third quarter of fiscal year 2002, including increases of $5.7 million in gain on sale of mortgage loans, $1.1 million in gain on sale of investment securities available for sale and $723,000 in service charges on deposit accounts, partially offset by a decrease of $1.2 million in loan servicing income.

         For the first nine months of fiscal year 2003, non-interest income increased $17.0 million, or 154%, to $28.1 million from $11.1 million for the first nine months of fiscal year 2002, including increases of $15.8 million in gain on sale of mortgage loans, $1.6 million in gain on sale of investment securities available for sale and $1.1 million in service charges on deposit accounts, partially offset by a decrease of $2.4 million in loan servicing income.

         The increases in gain on sale of mortgage loans for the third quarter and the year to date were due primarily to a higher volume of loans originated for sale, which included loans sold by PMC during fiscal year 2003. Changes in fair value of derivative instruments utilized in secondary market hedging activities resulted in reductions to gain on sale of mortgage loans of $582,000 and $420,000 for the third quarter and first nine months of fiscal year 2003, respectively, compared to additions of $858,000 and $882,000 for the third quarter and first nine months of fiscal year 2002, respectively. The combined fair value of derivative instruments utilized in secondary market hedging activities was a loss of $196,000 at December 31, 2002, compared to a gain of $224,000 at March 31, 2002. Management of the Company believes that the adoption of SFAS No. 133 has introduced greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time as market conditions change.

The increases in gain on sale of investment securities available for sale for the third quarter and the year to date were due to the sale of mortgage-backed securities and other investment securities during fiscal year 2003, including certain investments acquired as part of the People's acquisition. The increases in service charges on deposit accounts were due primarily to growth resulting from the People's acquisition and subsequent increases in deposit accounts. Changes in the fair value of interest rate swaps resulted in additions to other non-interest income of $440,000 for the first nine months of fiscal year 2003, compared to $9,000 for the first nine months of fiscal year 2002. There were no interest rate swap agreements at December 31, 2002, following the expiration of an agreement on September 24, 2002.

         The decreases in loan servicing income were due primarily to additions to the valuation allowance for mortgage servicing rights of $1.2 million and $2.6 million for the third quarter and first nine months of fiscal year 2003, respectively, compared to $240,000 recorded in the second quarter of fiscal year 2002. No adjustments were made to the valuation allowance in the third quarter of fiscal year 2002. The valuation allowance adjustments were based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts for the applicable periods. Amortization of mortgage servicing rights, plus the addition to the valuation allowance, totaled $4.9 million and $2.3 million for the first nine months of fiscal year 2003 and 2002, respectively.

NON-INTEREST EXPENSE

         Non-interest expense increased $7.9 million, or 106%, to $15.4 million for the third quarter of fiscal year 2003 from $7.5 million for the third quarter of fiscal year 2002, including increases of $4.8 million in compensation and benefits, $1.0 million in office occupancy and equipment expenses, $227,000 in data processing costs, $212,000 in advertising and business promotion, $583,000 in amortization of intangible assets and $1.1 million in other non-interest expenses.

         For the first nine months of fiscal year 2003, non-interest expense increased $22.3 million, or 101%, to $44.4 million from $22.1 million for the first nine months of fiscal year 2002, including increases of $12.7 million in compensation and benefits, $2.9 million in office occupancy and equipment expenses, $878,000 in data processing costs, $149,000 in advertising and business promotion, $1.8 million in amortization of intangible assets and $3.9 million in other non-interest expenses.

         The increases in non-interest expenses were due to several factors, including growth resulting from the acquisition of People's and PMC and expenses associated with increased loan origination volumes, as well as costs related to banking office and back office consolidation during the first quarter of fiscal year 2003, and other non-recurring integration expenses. As of December 31, 2002, the Company's full-time equivalent employee positions totaled 670, compared to 648 at March 31, 2002 and 334 at December 31, 2001.

INCOME TAXES

         Income tax expense increased $1.9 million, or 80.1%, to $4.3 million for the third quarter of fiscal year 2003 from $2.4 million for the third quarter of fiscal year 2002. For the first nine months of fiscal year 2003, income tax expense increased $5.1 million, or 90.1%, to $10.7 million from $5.6 million for the first nine months of fiscal year 2002. The Company's effective tax rate increased to 38.6% for the first nine months of fiscal year 2003 from 35.2% for the first nine months of fiscal year 2002, due primarily to the effects of an increase in the statutory federal income tax rate based on a higher taxable earnings threshold, increased state taxes and a consistent earnings rate from BOLI relative to the increase in pre-tax income.

                               FINANCIAL CONDITION

OVERVIEW

         Total assets increased $235.4 million, or 10.3%, to $2.530 billion at December 31, 2002 from $2.294 billion at March 31, 2002. This growth was due primarily to increases of $197.6 million in mortgage loans held for sale, $97.8 million in loans receivable, net, and $82.8 million in mortgage-backed securities available for sale, partially offset by decreases of $88.1 million in cash and cash equivalents and $45.8 million in investment securities available for sale. The net increase in mortgage-backed securities available for sale was due primarily to purchases of $348.1 million and sales of $46.4 million, partially offset by principal payments received of $231.0 million. The net decrease in investment securities available for sale was due primarily to sales of $49.8 million, including the sale of certain securities acquired as part of the People's acquisition. Corporate bond investments acquired from People's have been reduced from $16.1 million at the time of acquisition to $2.0 million at December 31, 2002. Trust preferred stock investments have been reduced from $40.3 million at the time of the People's acquisition to $22.2 million at December 31, 2002. During January 2003, an additional $3.5 million of trust preferred stock investments were sold.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                         DECEMBER 31, 2002           MARCH 31, 2002
                                         ------------------        -------------------
                                                   PERCENT                   PERCENT
                                         AMOUNT    OF TOTAL        AMOUNT    OF TOTAL
                                         ------    --------        ------    ---------
                                                   (DOLLARS IN THOUSANDS)
Mortgage Loans:
   Residential                         $  619,446    49.33%      $  635,297    54.77%
   Commercial real estate                 139,015    11.07          115,243     9.93
   Construction and land                   46,980     3.74           63,810     5.50
                                       ----------   ------       ----------   ------
         Total mortgage loans             805,441    64.14          814,350    70.20
                                       ----------   ------       ----------   ------
Commercial Loans                          276,176    21.99          200,016    17.24
                                       ----------   ------       ----------   ------
Consumer Loans:
   Home equity lines                      125,663    10.01           83,013     7.16
   Second mortgages                        36,309     2.89           48,901     4.22
   Other consumer loans                    12,209     0.97           13,713     1.18
                                       ----------   ------       ----------   ------
         Total consumer loans             174,181    13.87          145,627    12.56
                                       ----------   ------       ----------   ------
      Total loans receivable            1,255,798   100.00%       1,159,993   100.00%
                                                    ======                    ======
Less:
   Allowance for loan losses              (19,267)                  (19,237)
   Undisbursed proceeds of
     construction mortgages
        in process                        (19,451)                  (21,818)
    Purchase premium on
          loans, net                        5,235                     5,869
   Deferred loan origination
       costs, net                           1,269                       943
                                       ----------                ----------
      Loans receivable, net            $1,223,584                $1,125,750
                                       ==========                ==========

         Mortgage loan originations totaled $2.249 billion for the first nine months of fiscal year 2003, including $2.014 billion originated for sale of which $1.582 billion were originated by PMC. During this time, $1.797 billion of mortgage loans were sold in the secondary market, including $1.402 billion sold servicing released by PMC.

         Mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements decreased $171.0 million, or 10.8%, to $1.417 billion at December 31, 2002 from $1.588 billion at March 31, 2002, due primarily to refinancing activity. Loans serviced for others are not included in the Consolidated Balance Sheets. Mortgage servicing rights decreased $1.7 million, or 25.5%, to $4.8 million at December 31, 2002, from $6.5 million at March 31, 2002, including adjustments for estimated impairment. The valuation allowance related to the impairment of mortgage servicing rights increased $2.6 million to $3.1 million at December 31, 2002, from $490,000 at March 31, 2002. Mortgage servicing rights were 0.34% of loans serviced for others at December 31, 2002, compared to 0.41% at March 31, 2002.

         Balance sheet growth during the first nine months of fiscal year 2003 was primarily funded by increases in FHLB advances and other borrowings of $141.9 million, or 18.8%, to $896.7 million, and total deposits of $57.8 million, or 4.4%, to $1.375 billion, at December 31, 2002. The increase in deposits included increases in demand deposits of $99.1 million, or 22.9%, and savings deposits of $17.2 million, or 7.3%, partially offset by a decrease in time deposits of $58.5 million, or 9.0%. The percentage of deposits to total assets was 54.4% at December 31, 2002.

         Total stockholders' equity increased $30.0 million, or 19.3%, to $185.3 million at December 31, 2002, from $155.3 million at March 31, 2002. The increase was due primarily to $17.0 million in net income, an $8.3 million increase in the fair market value of available for sale securities, net of tax, and a $5.0 million private placement of common stock issued from the Company's treasury stock, partially offset by $3.7 million in dividends paid to stockholders. Stockholders' equity to assets was 7.33% at December 31, 2002, compared to 6.77% at March 31, 2002. Book value per share increased 13.4% to $22.74 at December 31, 2002 from $20.06 at March 31, 2002. Tangible book value per share increased 25.1% to $16.09 at December 31, 2002 from $12.86 at March 31, 2002.

ASSET QUALITY

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned ("REO") and other repossessed assets. The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $21,000 for the three months ended December 31, 2002 and $78,000 for the nine months ended December 31, 2002.

                                                                  DECEMBER 31,             MARCH 31,
                                                                     2002                    2002
                                                                  -----------              ---------
                                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
    One-to-four family....................................          $ 1,627                 $ 1,855
    Commercial real estate................................              102                     724
    Construction and land.................................                -                     814
                                                                    -------                 -------
        Total mortgage loans..............................            1,729                   3,393
                                                                    -------                 -------
  Commercial loans........................................            1,395                     144
                                                                    -------                 -------
  Consumer loans:
    Home equity lines.....................................                -                      54
    Second mortgages......................................               75                      77
    Other consumer loans..................................               21                      36
                                                                    -------                 -------
        Total consumer loans..............................               96                     167
                                                                    -------                 -------
        Total non-accrual loans...........................            3,220                   3,704
Non-performing investment.................................                -                   3,285
REO, net (1)..............................................              177                     240
Other repossessed assets..................................                -                       3
                                                                    -------                 -------
    Total non-performing assets...........................          $ 3,397                 $ 7,232
                                                                    =======                 =======
Allowance for loan losses as a percent of loans (2).......             1.55%                   1.68%
Allowance for loan losses as a percent
  of non-accrual loans (3)................................              598%                    519%
Non-accrual loans as a percent of loans (2)(3)............             0.26%                   0.32%
Non-performing assets as a percent of total assets........             0.13%                   0.31%

(1)  REO balances are shown net of related valuation allowances.

(2)  Loans includes loans receivable, net, excluding allowance for loan losses.

(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

         The decrease in non-performing assets during the first nine months of fiscal year 2003 is primarily due to the sale of a non-performing investment acquired in the People's acquisition.

         Allowance for Loan Losses. The allowance for loan losses is based on management's ongoing review and estimate of the credit losses inherent in the loan portfolio. Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. The Company also engages external loan review consultants on a semi-annual basis to review commercial loan classifications. In addition, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

         The allowance for loan losses totaled $19.3 million at December 31, 2002, an increase of $30,000, or less than 1%, as compared to $19.2 million at March 31, 2002. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                               FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                             --------------------------    ----------------------------
                                                 2002           2001           2002            2001
                                             -----------    -----------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period                 $19,321        $13,725         $19,237         $13,233
Provision for loan losses                          150            300             400             900
                                               -------        -------         -------         -------
Charge-offs:
   One-to-four family mortgage loans               (60)             -             (70)              -
   Commercial loans                               (117)             -            (203)            (68)
   Consumer Loans:
      Home equity lines                             (8)            (4)            (31)             (7)
      Other consumer                               (30)           (63)            (81)           (102)
                                               -------        -------         -------         -------
             Total                                (215)           (67)           (385)           (177)
Recoveries                                          11             91              15              93
                                               -------        -------         -------         -------
Balance at end of period                       $19,267        $14,049         $19,267         $14,049
                                               =======        =======         =======         =======
Ratio of net charge-offs (recoveries)
   during the period to average loans
   outstanding during the period                  0.07%         (0.01%)          0.04%           0.01%

         Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in the balance of the allowance for loan losses remaining essentially flat during the first nine months of fiscal year 2003. Although the Company's non-performing loans and charge-offs have remained low, there has been a significant shift in the composition of the loan portfolio at December 31, 2002, as compared to December 31, 2001, including $308.9 million of loans receivable acquired and $5.2 million of allowance for loan losses assumed as part of the People's acquisition. The residential mortgage portfolio has decreased due primarily to a low fixed rate environment, which resulted in high refinancing activity, while the commercial and consumer loan portfolios have shown significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. In addition, management believes that current economic conditions, including rising unemployment rates in its key market area of southeastern New England, could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

         The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at December 31, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

         The following table sets forth the Company's estimated NPV and NPV ratios as of December 31, 2002 and March 31, 2002, as calculated by the Company.

                               December 31, 2002                             March 31, 2002
                   ----------------------------------------------------------------------------------
  Change in          Estimated                  NPV               Estimated                    NPV
Interest Rates          Net                  Sensitivity             Net                    Sensitivity
  in Basis           Portfolio      NPV       in Basis            Portfolio        NPV       in Basis
   Points              Value       Ratio       Points               Value         Ratio       Points
   ------              -----       -----       ------               -----         -----       ------
                                        (Dollars in thousands)
   + 300           $  143,918      5.79%         58               $ 136,524       6.10%       (218)
   + 200              153,797      6.12          90                 161,250       7.09        (120)
   + 100              153,940      6.06          84                 181,372       7.85         (43)
  Unchanged           132,985      5.22           -                 193,892       8.28           -
   - 100              103,391      4.05        (116)                186,886       7.93         (35)

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

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. In addition, the Company and the Bank acquired cash and cash equivalents as part of the People's acquisition. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank used cash acquired in the People's acquisition to fund asset growth and repay certain FHLB advances and other borrowings. However, the Bank expects to use deposits, FHLB advances and other borrowings, and retained earnings to fund asset growth in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

         The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $1.082 billion, or 42.7% of total assets.

         The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At December 31, 2002, the Bank had $881.7 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $266.2 million including the $25.0 million line of credit. At December 31, 2002, the portfolio of putable FHLB advances and reverse repurchase agreements totaled $422.5 million, with an average interest cost of 4.52%, and an average life to maturity and estimated average life of 6.8 years. The estimated average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

         The Company had two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owned all of the common securities. On July 1, 2002, the Company completed the redemption, at par, of the Capital Trust I 9.76% trust preferred securities totaling $13.8 million. At December 31, 2002, Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding, with an average interest cost of 10.29%, that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010.

         At December 31, 2002, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $598.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from December 31, 2002 totaled $458.0 million. Based on its prior experience and other factors, the Bank currently expects that it will retain a majority of maturing certificate accounts.

         The Company opened a new banking and insurance office in East Greenwich, Rhode Island in October 2002, bringing its total banking and insurance offices to 26. The Company continues to consider sites for new banking and insurance offices and loan origination centers in, or adjacent to, its market area. In addition, the Company may, from time to time, consider expanding its market share and/or market area through the acquisition of assets or other banking institutions and may consider acquisitions of other types of financial services companies. The establishment of additional banking and insurance offices, loan origination centers, trust service operations, mergers and acquisitions, and additional capital management strategies by the Company would result in additional capital expenditures and other associated costs which the Company has not yet estimated.

         At December 31, 2002, the consolidated capital to total assets ratio of the Company was 7.33%. During fiscal year 2003, the Company paid cash dividends to stockholders of $0.14 per share during the first quarter and $0.15 per share during the second and third quarters, and announced the declaration of a cash dividend of $0.18 per share to stockholders for payment during the fourth quarter. The Company's primary source of funding for dividends, and payments for periodic stock repurchases, has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

         At December 31, 2002, the Bank exceeded all of its regulatory capital requirements. The Bank's Tier 1 core capital of $137.1 million, or 5.59% of total adjusted assets, was above the required level of $98.1 million, or 4.0%; risk-based capital of $147.2 million, or 10.29% of risk-weighted assets, was above the required level of $114.4 million or 8.0%, and Tier 1 risk-based capital of $137.1 million, or 9.12% of risk-weighted assets, was above the required level of $57.2 million or 4.0%. The Bank also continued to exceed the regulatory capital requirements for designation as a "well capitalized" institution under the OTS prompt corrective action regulations of 5.0% for Tier 1 core capital, 10.0% for risk-based capital and 6% for Tier 1 risk-based capital. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at December 31, 2002.

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

         a) Exhibits

                  3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (1)

                  3.2   Bylaws of FIRSTFED AMERICA BANCORP, INC., as amended (2)

                  4.0   Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)

         ------------
                  (1) Incorporated by reference into this document from the
                      Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

                  (2) Incorporated by reference into this document from the
                      Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

         b) Reports on Form 8-k

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRSTFED AMERICA BANCORP, INC.
                                    Registrant

Date: February 14, 2003             /s/ Robert F. Stoico
                                    --------------------------------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: February 14, 2003             /s/ Edward A. Hjerpe, III
                                    --------------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

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

Date: February 14, 2003
                                    /s/ Robert F. Stoico
                                    --------------------------------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer

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

Date: February 14, 2003
                                    /s/ Edward A. Hjerpe, III
                                    --------------------------------------------
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer