Form 10-K
period 2003-03-31
FIRSTFED AMERICA BANCORP INC
filed 2003-06-24
CIK 1023640

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

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM           TO

                            COMMISSION FILE NO.: 1-12305

                           FIRSTFED AMERICA BANCORP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      04-3331237
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

           ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS                    02777
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 679-8181

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

                          THE AMERICAN STOCK EXCHANGE
                     (NAME OF EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

    As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $187.2 million.

    The number of shares of Common Stock outstanding as of June 5, 2003 is 8,653,419.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended March 31, 2003 are incorporated by reference into Part II of this Form 10-K.

    Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.................................................................    2
  Item 1.  Business....................................................    2
  Item 2.  Properties..................................................   18
  Item 3.  Legal Proceedings...........................................   18
  Item 4.  Submission of Matters to a Vote of Security Holders.........   18
PART II................................................................   18
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   18
  Item 6.  Selected Financial Data.....................................   18
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   19
  Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   41
  Item 8.  Financial Statements and Supplementary Data.................   41
  Item 9.  Change in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   41
PART III...............................................................   41
  Item 10. Directors and Executive Officers of the Registrant..........   41
  Item 11. Executive Compensation......................................   42
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................   42
  Item 13. Certain Relationships and Related Transactions..............   42
PART IV................................................................   42
  Item 14. Controls and Procedures.....................................   42
  Item 15. Principal Accountant Fees and Services......................   43
  Item 16. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   43
           Signatures..................................................   45
           Certifications..............................................   46

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     FIRSTFED AMERICA BANCORP, INC. (also referred to as the "Company" or "Registrant") was organized by the Board of Directors of First Federal Savings Bank of America (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion (the "conversion") from mutual to stock form of ownership. The Company was incorporated on September 6, 1996 under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). On January 15, 1997, the Bank completed its conversion, and the Company concurrently issued 8.7 million shares of common stock, raising $77.6 million of net proceeds. The Company utilized $43.4 million of such net proceeds to acquire all of the outstanding stock of the Bank. At March 31, 2003, the Company had consolidated total assets of $2.414 billion and total stockholders' equity of $193.1 million.

     The Bank was originally organized in 1946 and operated as First Federal Savings and Loan Association of Fall River. In 1982, the Bank merged with First Federal Savings and Loan Association of Attleboro, which was originally organized in 1854 and became a federally chartered savings and loan association in 1959. In 1983, the Bank became a federally chartered savings bank, changing its name to First Federal Savings Bank of America. In 1984, the Bank added mortgage-banking activities to its operations. On February 28, 2002, the Company completed the acquisition of People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, for $40.3 million in cash and 1.9 million shares of the Company's common stock (the "People's acquisition"). The People's acquisition included total assets of $968.7 million, 12 banking offices, and nine offices of People's Mortgage Corporation ("PMC"), People's wholly-owned mortgage banking subsidiary. In conjunction with the conversion of the acquired banking offices to the Company's systems in May 2002, two of the People's banking offices and one of the Bank's banking and insurance offices were closed and consolidated with nearby banking and insurance offices in Massachusetts.

     The Company conducts business from its administrative, operations, and banking and insurance offices located in Swansea, Massachusetts and its 25 other banking and insurance offices located in the municipalities of Attleboro, Brockton, Dartmouth, Easton, Fall River, Mansfield, Mattapoisett, New Bedford, Seekonk, Somerset, Stoughton, and Taunton, Massachusetts and Cranston, East Greenwich, East Providence, Middletown, Pawtucket, Providence, and Warwick, Rhode Island, and its five loan origination centers located in Agawam, Auburn, Burlington, and Yarmouth, Massachusetts, and East Greenwich, Rhode Island. PMC, a wholly-owned subsidiary of the Bank, also operates nine mortgage offices in Andover, Easton, and Wellesley, Massachusetts, Portsmouth, Rhode Island, Hamden, Connecticut and Chester, Lutherville, Severna Park, and Upper Marlborough, Maryland.

     In 1999, the Company formed the FIRSTFED INSURANCE AGENCY, LLC (the "Agency"). In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc. and All Risk Insurance Agency of Swansea, bringing the total number of customers of the Agency to over 4,000. In March 2002, the Agency entered into a joint partnership with three Rhode Island insurance agencies, Atlantic Insurance Partners, Riley Insurance and Allen Cochran Insurance, to form the Insurance Group of Newport. The Agency offers a comprehensive insurance product line including auto, home, life, accident and health insurance to consumers and businesses. In February 2000, the Company formed the FIRSTFED TRUST COMPANY, N.A. (the "Trust Company") to provide investment and fiduciary services in the Rhode Island and southeastern Massachusetts marketplace. The Trust Company is a joint venture with certain members of the Metcalf and Danforth families of Rhode Island. In addition to their 35% ownership interest, the families are also significant clients of the Trust Company and hold one seat on its Board of Directors.

     The Company's principal business has been and continues to be attracting retail and business deposits in the areas surrounding its banking and insurance offices and investing those deposits, together with funds generated from operations and borrowings, primarily in residential, commercial, and consumer loans and residential mortgage-backed securities ("MBS"). Through its banking and insurance offices and five loan origination centers, the Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to loans sold. Through its PMC mortgage offices, loans are generally originated for sale in the secondary market with servicing rights released. Loan sales are made from loans designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loan portfolios, and interest and dividends on its investment and mortgage-backed securities, gains on sale of loans and investment securities, service charges on deposit accounts, loan servicing income, revenue from the Trust Company and Agency operations, earnings on bank-owned life insurance ("BOLI"), and other income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank of Boston ("FHLB") advances and other borrowings.

     Information required by Guide 3 to be contained in the description of business which is not contained in Item 1 is incorporated by reference from Items 6, 7 and 8 herein.

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

MARKET AREA AND COMPETITION

     The Company is a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves in Southeastern New England and, to a lesser degree, the Mid-Atlantic region. The Company's deposit gathering is concentrated in the communities surrounding its full service banking and insurance offices. The Company's main banking and insurance office is located in Fall River, Massachusetts. Fall River is located in the southeastern region of Massachusetts and is adjacent to Rhode Island. All of the Company's banking and insurance offices are located within 30 miles of Fall River. The Southeastern Massachusetts and Rhode Island suburbs are generally low to middle income residential communities with individuals employed primarily in Fall River, New Bedford, Brockton and Taunton, Massachusetts, Providence, Rhode Island and areas along Interstates 195, 95 and 495 and Route 24.

     Declines in manufacturing employment and uncertainty in the technology industry have resulted in rising unemployment rates and decreased employment opportunities in Southeastern New England. Still, the economy in the region has generally been positive in recent years, with both Massachusetts and Rhode Island enjoying better unemployment rates than the national average. Unemployment rates in the Providence-Fall

River area and in New Bedford are currently higher than the national and state averages but have improved from the mid-1990s. Small businesses, service firms and tourism form the backbone of the region's economy. However, many significant employers, such as The Acushnet Company, American Power Conversion, CVS Corporation, Fidelity Investments, GTECH, Hasbro, ON Semiconductor, Raytheon and Textron are located in the region.

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

     The Company has a strategy to expand its franchise in its existing market area and other areas in Massachusetts and Rhode Island through the establishment of de novo banking and insurance offices and new loan origination facilities.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by residential and commercial real estate properties. At March 31, 2003, total loans receivable was $1.273 billion, of which $601.1 million were residential mortgage loans, or 47.2% of the Company's total loans receivable. At such date, the remainder of the loan portfolio consisted of: $143.0 million of commercial real estate loans, or 11.2% of total loans receivable; $61.7 million of construction and land loans, or 4.8% of total loans receivable; $283.1 million of commercial loans, or 22.2% of total loans receivable; and $184.3 million of consumer loans, or 14.5% of total loans receivable, consisting of $140.2 million of home equity lines of credit, $32.9 million of second mortgages and $11.2 million of other consumer loans. After including allowance for loan losses, undisbursed proceeds of construction mortgages in process, and deferred loan origination fees, loans receivable, net was $1.241 billion at March 31, 2003. At that same date, 44.1% of the Company's residential mortgage loans and construction and land loans, excluding mortgage loans held for sale, had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index. The Company had $245.7 million of mortgage loans held for sale at March 31, 2003, consisting of one-to-four family mortgage loans.

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

     Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its 26 banking and insurance offices, five loan origination centers and nine PMC mortgage offices, and also in a network of approximately 50 active loan correspondents, wholesale loan brokers and other financial institutions approved by the Company. All loans originated by the Company either through internal sources or through loan correspondents are underwritten by the Company pursuant to the Company's policies and procedures. For the fiscal year ended March 31, 2003, the Company's loan correspondents originated $294.6 million in loans. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, adjustable-rate residential mortgage loans are originated by the Company for investment in its own portfolio while longer-term fixed rate residential mortgage loans are originated for sale. All loans originated by PMC are originated for sale. While the Company has in the past, from time to time, retained fixed-rate one-to-four family loans and sold adjustable-rate one-to-four family loans, it is the general policy of the Company to sell substantially all of the one-to-four family fixed-rate mortgages loans with maturities over 15 years that it originates and to retain substantially all fixed-rate loans with maturities of up to and including 15 years and all adjustable-rate one-to-four family mortgage loans that it originates. The one-to-four family loan products currently originated for sale by the Company include a variety of mortgage loans which conform to the underwriting standards specified by Fannie Mae and Freddie Mac ("conforming loans") and loans which do not conform to Fannie Mae or Freddie Mac standards due to loan amounts ("jumbo loans"), or which otherwise vary from agency underwriting standards. The Company also sells all mortgage loans insured by the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). All one-to-four loans sold by the Company are sold pursuant to master commitments negotiated with Fannie Mae, Freddie Mac, FHLB and other investors. Although the Company has entered into master commitment contracts, such contracts generally do not require the purchasers to buy or the Company to deliver a specific amount of mortgage loans.

     The Company currently sells substantially all longer-term fixed rate conforming mortgage loans it originates to Fannie Mae, Freddie Mac, FHLB and private investors. All loans are sold either without recourse or with limited recourse to the Company in the event of default or pre-payment. The Company generally retains the servicing rights on the mortgage loans sold to Fannie Mae, Freddie Mac and FHLB, but generally sells all VA, FHA, long-term jumbo loans and non-conforming loans to institutional investors on a servicing released basis. Loans originated by PMC are sold servicing released to individual investors.

     Between the time the Company issues loan commitments and the time such loans or the securities into which they are converted are sold, the Company is exposed to movements in the market price due to changes in the market interest rates. The Company manages this risk by utilizing forward cash sales of loan or mortgage backed securities primarily to Fannie Mae, Freddie Mac and FHLB (such forward sales of loans or mortgage-backed securities are collectively referred to as "forward sale commitments") and in the case of PMC where all loans are sold by obtaining best effort commitments from individual investors on a loan by loan basis. Generally, the Company attempts to cover between 85% and 90% of the principal amount of the loans that it has committed to fund at specified interest rates with forward sales commitments. However, the type, amount and delivery date of forward sale commitments the Company will enter into is based upon anticipated movements in market interest rates, bond market conditions and management's estimates of closing volumes and the length of the origination or purchase commitments. Differences between the volume and timing of actual loan origination and purchases and management's estimates can expose the Company to gains and losses. If the Company is not able to deliver the mortgage loans or mortgage-backed securities during the appropriate delivery period called for by the forward sale commitment, the Company may be required to pay a non-delivery fee, repurchase the delivery commitments at current market prices or purchase whole loans at a premium for delivery. The above activity is managed continually; however, there can be no assurances that the Company will be successful in its effort to minimize interest-rate risk between the time origination or purchase commitments are issued and the ultimate sale of the loan. At March 31, 2003, the Company had $296.9 million of forward sales commitments.

     At March 31, 2003, the Company was servicing its portfolio of $1.487 billion of loans receivable, net and mortgage loans held for sale and $1.412 billion of loans serviced for others, primarily consisting of conforming fixed-rate loans sold by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans, which have been sold by the Company. The gross servicing fee income from loans originated and purchased is generally .25 to .38% of the total balance of the loan serviced.

     During the fiscal years ended March 31, 2003 and March 31, 2002, the Company originated $3.186 billion and $788.6 million of residential mortgage loans, respectively, of which $300.1 million and $152.4 million, respectively, were retained by the Company. The fixed-rate loans retained by the Company consisted primarily of loans with terms of 15 years or less. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The book value of mortgage servicing rights recognized as an asset by the Company, at March 31, 2003, net of amortization and valuation allowance, was $6.0 million.

     Residential Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage ("ARM") loans secured by one-to-four family residences with maturities of up to 30 years. Substantially all of such loans are secured by properties located in Southern New England and the Mid-Atlantic region. Loan originations are generally obtained from the Company's commissioned loan representatives, banking and insurance offices, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

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

     The Company originates adjustable-rate multi-family mortgage loans generally secured by five to 12 unit residential apartment buildings. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the experience, financial strength and other qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of the loan amount to appraised value. The maximum amount of a multi-family loan is limited by the Company's loans-to-one borrower limit, which, at March 31, 2003, was $25.3 million. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. Generally, multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

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

     Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties such as manufacturing facilities, office buildings, retail facilities, recreation facilities or apartment buildings generally located in the Company's primary market area. The Company's commercial real estate underwriting policy provides that commercial real estate loans may generally be made in amounts up to 75% of the appraised value of the property. The Company also originates construction, acquisition and development loans to experienced developers known to the Company for the construction of residential or commercial properties. Construction and land loans to commercial developers are generally originated in amounts up to 75% of the lesser of the appraised value of the property, as improved, or the sales price. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. Commercial real estate lending is limited by the Bank's regulatory loans-to-one borrower limit, which at March 31, 2003 was $25.3 million. In reaching its decision on whether to make a commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history, financial strength and liquidity, and the value of the underlying property.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its thorough analysis and stringent underwriting standards.

     Commercial Lending. The Company also originates commercial loans to businesses generally operating in the Company's primary market area. Such loans are generally secured by equipment, inventory, accounts receivable, and real estate, in the case of owner-occupied commercial property where repayment is significantly dependent on the underlying business. The Company offers commercial loans in various forms, including term loans and lines of credit. When analyzing commercial loans, the Company considers primarily the expertise and financial resources of the borrower, the borrower's ability to repay the loan from cash flow, the Company's lending history with the borrower and the value of the collateral.

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

     The Company also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts, stocks or bonds. Unsecured personal loans generally have a maximum borrowing limitation of $7,500 and generally allow a maximum debt ratio (the ratio of debt service to gross earnings) of 40%. Automobile loans have a maximum borrowing limitation of 95% of the sale price of a new automobile and 80% of the lesser of the purchase price or fair market value of a used automobile.

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

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Company primarily invests in mortgage-related securities (consisting of mortgage-backed pass-through securities and collateralized mortgage obligations) guaranteed by government agencies or, if privately issued, rated A or better by either Moody's or Standard & Poor's. The Company designates investment securities as held to maturity, available for sale, or held for trading. The Company generally invests in securities as part of a wholesale investment strategy as well as to manage interest-rate risk and to maintain liquidity levels deemed appropriate by management. At March 31, 2003, the Company had short-term investments of $2.0 million, or 0.1% of assets, consisting of overnight deposits. At March 31, 2003, the Company's investment securities available for sale portfolio had a fair value of $22.7 million, or 0.9% of assets, and an amortized cost of $16.7 million. At March 31, 2003, the Company had no investment securities held to maturity.

     At March 31, 2003, the Company had invested $635.9 million, or 26.3% of assets, in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac or by private mortgage security issuers. Of this total, $393.2 million were adjustable-rate securities and $242.7 million were fixed-rate securities.

     Of the $393.2 million of adjustable-rate securities, $157.8 million were Fannie Mae and Freddie Mac one-year CMT and one-year LIBOR indexed ARMs with initial fixed-rate periods of one to five years, and generally 2% maximum annual rate adjustments and 6% maximum lifetime rate adjustments, $154.4 million were Ginnie Mae one year CMT indexed ARMs with 1% maximum annual rate adjustments and 5% maximum lifetime rate adjustments, $40.2 million were Ginnie Mae and privately issued LIBOR indexed CMOs, $32.5 million were Fannie Mae and privately issued COFI and one-year average CMT indexed collateralized mortgage obligations ("CMOs"), and $8.3 million were Fannie Mae and Freddie Mac Eleventh District Cost of Funds ("COFI") indexed monthly resetting ARMs with no annual rate caps, but with lifetime caps of 9.57% to 13.03%.

     Of the $242.7 million of fixed-rate securities, $194.6 million were Fannie Mae and AAA-rated privately issued CMOs with average lives of approximately 3.5 years, and $48.1 million were Ginnie Mae, Fannie Mae and Freddie Mac pass-through securities with average lives of approximately 3.1 years.

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

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the fiscal year ended March 31, 2003, core deposits (defined as total deposits less certificate accounts) represented 53.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking and insurance offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While the Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Company may, from time to time, solicit such deposits or utilize brokered deposits depending upon market conditions. The Company's average certificate balances increased to $621.7 million, or 46.8% of total average deposits, during the year ended March 31, 2003 from $441.5 million, or 56.8% of total average deposits, during the year ended March 31, 2002. The Company's cost of average deposits decreased to 2.02% for the year ended March 31, 2003 from 3.27% for the year ended March 31, 2002. At March 31, 2003, the weighted average remaining maturity of the Company's certificate accounts was approximately 12 months.

     Borrowings. As part of its operating strategy, the Company utilizes advances from the FHLB and reverse repurchase agreements with securities dealers as complements to retail deposits to fund its operations. FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Housing Finance Board and the FHLB. At March 31, 2003, the Company had $712.3 million in outstanding advances from the FHLB and other borrowings.

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

     People's Bancshares Capital Trust ("Capital Trust I"), a Delaware Business Trust formed in 1997, and People's Bancshares Capital Trust II ("Capital Trust II"), a New York Common Law Trust formed in 2000, of which the Company acquired all of the common securities as part of the People's acquisition. These trusts have no independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company. On July 1, 2002, the trust preferred securities of Capital Trust I were redeemed by the Company.

PERSONNEL

     As of March 31, 2003, the Company had 621 authorized full-time employee positions and 118 authorized part-time employee positions, for a total of approximately 680 full-time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Regulation of the Bank and Trust Company -- QTL Test." The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for financial holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation for multiple holding companies.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors. Acquisitions may also be subject to approval by state banking agencies.

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

REGULATION OF THE BANK AND TRUST COMPANY

     Business Activities. The activities of federal savings institutions, such as the Bank, are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

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

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At March 31, 2003, the Bank met each of its capital requirements.

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. At March 31, 2003, the Trust Company met each of its capital requirements.

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

     Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The Bank's assessment rate for fiscal year 2003 was zero basis points of assessable deposits.

     In addition to the assessment for deposit insurance, FDIC-insured institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2002, FICO payments for SAIF members approximated 1.75 basis points. By law, there was equal sharing of FICO payments between SAIF and Bank Insurance Fund ("BIF") members, which began on January 1, 2000. The Bank's FICO payment assessment rate for fiscal year 2003 ranged from 1.68 to 1.76 basis points and the premium paid for this period was $276,000. Payments toward the FICO bonds amounted to $234,000.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At March 31, 2003, the Bank's limit on loans to one borrower was $25.3 million, and the Bank's largest aggregate exposure of loans to one borrower was $18.0 million.

     QTL Test. The Home Owners' Loan Act requires savings institutions such as the Bank to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a commercial bank charter. As of March 31, 2003, the Bank maintained 72.04% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

     Under OCC regulations, a national trust company may not, without OCC approval, pay dividends in excess of the total of the Trust Company's retained net income for the year combined with retained net income for the prior two years.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries and off-balance sheet activity, as reported in the Bank's latest quarterly thrift financial report. Assessments paid by the Bank for the fiscal year ended March 31, 2003 totaled $375,000.

     The Trust Company must pay semi-annual assessments to the OCC to fund its operations. The OCC has adopted an assessment system applicable to national trust companies with less than $1 billion in managed assets, such as the Trust Company based on the amount of balance sheet assets and a flat fee. Assessments paid by the Trust Company for the fiscal year ended March 31, 2003 totaled $48,000.

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

     The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the act contains specific exceptions for loans by the Bank to executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2003 of $58.4 million.

     In the past several years, Congress has enacted legislation that has changed the structure of the Federal Home Loan Banks' funding obligations, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for the Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership. The Federal Home Loan Bank of Boston has adopted a revised capital structure that is scheduled to be implemented in December 2003.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     The Company, the Bank, FAB FUNDING and the Trust Company are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Agency is a partnership and subject to the rules under Subchapter K of the Code. The Company, the Bank and FAB FUNDING, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes. The Trust Company files a separate corporate tax return and the Agency files a partnership tax return.

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

AVAILABLE INFORMATION

     A copy of the Company's Annual Report on Form 10-K, without exhibits, for the year ended March 31, 2003, as filed with the Securities and Exchange Commission, will be furnished without charge to persons who are shareholders as of the close of business on June 5, 2003 upon written request to Cecilia R. Viveiros, Corporate Secretary, FIRSTFED AMERICA BANCORP, INC., ONE FIRSTFED PARK, Swansea, Massachusetts 02777. The Company's Annual Report to Shareholders and Form 10-K may also be found at the Company's website at www.firstfedamerica.com.

ITEM 2.  PROPERTIES.

     At March 31, 2003, the Company conducted business from a centralized administrative, operations, and banking and insurance office at ONE FIRSTFED PARK, Swansea, Massachusetts, 25 other banking and insurance offices in Massachusetts and Rhode Island, and 14 loan centers in Massachusetts, Rhode Island, Connecticut and Maryland. The net book value of properties and leasehold improvements amounted to $29.7 million at March 31, 2003. For additional information regarding premises, equipment and leasehold obligations, see Note 9, to the Consolidated Financial Statements. The Company believes that all of its facilities are in good condition and are adequate for the Company's present operations.

ITEM 3.  LEGAL PROCEEDINGS.

     In the normal course of the Company's business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

     In January 2003, a claim was filed against the Trust Company, of which the Company owns a 65% equity interest, seeking recovery of approximately $1 million in unidentifiable damages resulting from the foreclosure of a property the mortgage of which was held by an account holder of the Trust Company. The account holder has agreed to indemnify the Trust Company for any expenses or losses incurred in connection with the action, including legal expenses. While no assurances can be provided that the Trust Company will prevail and ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined, the Company believes, based on consultation with the Trust Company's counsel, the action to be without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" opposite the inside back cover in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 2003 Annual Report to Shareholders on pages 10 and 11 and is incorporated herein by reference.

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

ACQUISITION

     On February 28, 2002, the Company completed the People's acquisition for $40.3 million in cash and 1.9 million shares of the Company's common stock. The People's acquisition was accounted for as purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and the total cost, including the fair value of stock options assumed and certain merger costs, was $75.0 million. The Company recorded goodwill of $42.4 million and other intangible assets of $12.4 million in connection with the acquisition. The results of People's operations have been included in the consolidated financial statements since March 1, 2002.

CRITICAL ACCOUNTING POLICIES

     Certain aspects of the Company's accounting policies are based on management's estimation techniques, valuation assumptions and other subjective assessments. Management has identified four policies that, due to such estimates, assumptions and judgments inherent in those policies, are critical to an understanding of our financial statements. These policies involve management's methodology for the determination of the Company's allowance for loan losses, valuation of goodwill, valuation of derivatives and valuation of mortgage servicing rights. Management believes that the estimates, assumptions and judgments used in the preparation of the Company's Consolidated Financial Statements were appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of different estimates, assumptions and judgments could have resulted in material variances from the reported results of operations or financial condition. The following is a description of the critical accounting policies and an explanation of the methods and assumptions underlying their application:

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

     Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. In addition, the OTS, as an integral part of their examination process, periodically reviews the Company's allowance for loan losses. The OTS and the FDIC may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

     Valuation of Goodwill. Goodwill is evaluated for impairment at least annually, and may include a number of fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues or earnings. The Company performed its initial and first annual impairment tests during fiscal year 2003 and concluded that the amount of recorded goodwill was not impaired. Absent any impairment indicators, the Company expects to perform its next annual impairment test during the third quarter of fiscal 2004.

     Valuation of Derivatives. The Company adopted SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities" on April 1, 2001. Forward commitments to sell loans are contracts that the Company enters into for the purpose of reducing the market risk associated with originating mortgage loans held for sale should interest rates change. Forward commitments are recorded at fair value, with adjustments included in other assets and the offset included as a component of gain (loss) on sale of mortgage loans. Commitments to originate interest rate-locked loans for sale are also recorded at the fair value, with adjustments included in other assets and the offset included as a component of gain (loss) on sale of mortgage loans. Mortgage loans held for sale with servicing rights released and related commitments to originate mortgage loans are hedged with forward commitments to sell to secondary market investors. The relationship between the hedging instruments and hedged items are formally documented, including risk management objective and strategy for undertaking hedge transactions. The Company assesses, both at hedge inception and on an ongoing basis, whether the commitments to sell are highly effective in offsetting changes to the fair value of the loans held for sale and commitments to originate. The Company discontinues hedge accounting when it is determined that the hedge is no longer highly effective in offsetting the changes in fair value. Management of the Company believes that the adoption of SFAS No. 133 has introduced greater volatility to quarterly earnings due to valuation changes and accelerated recognition of gains or losses in the Company's mortgage banking activities. However, such effects are expected to offset over time as market conditions change.

     The Company also uses off-balance sheet financial instruments from time to time as part of its interest rate risk management strategy. Interest rate swap agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The interest rate swap agreements are marked to market in other income and included as a component of other liabilities. The net amounts to be paid or received on outstanding interest rate risk management agreements are recognized on the accrual basis as an adjustment to the related interest income or expense over the life of the agreements.

     Valuation of Mortgage Servicing Rights. Capitalized mortgage servicing rights are recognized, based on the allocated fair value of the rights to service mortgage loans for others. Mortgage servicing rights are amortized to loan servicing fee income using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights. Prepayment experience on mortgage servicing rights is reviewed quarterly and, when actual repayments exceed estimated prepayments, the balance of the mortgage servicing assets is reduced by a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment include loan type, interest rate, loan origination date, and term to maturity.

                             RESULTS OF OPERATIONS

OVERVIEW

     Net income for the fiscal year ended March 31, 2003 was $23.0 million, or $2.79 diluted earnings per share ("EPS"), compared to $12.4 million, or $2.07 diluted EPS for the fiscal year ended March 31, 2002 and $9.2 million, or $1.56 diluted EPS for the fiscal year ended March 31, 2001. Before the cumulative effect of adoption of SFAS No. 133 of $461,000, net of tax benefit, net income was $12.9 million for fiscal year 2002, or $2.15 diluted EPS. Income before income tax expense increased $17.8 million, or 89.6%, to $37.7 million during fiscal year 2003 as compared to fiscal year 2002, the net result of increases in net interest income of $20.0 million, non-interest income of $25.2 million and non-interest expense of $28.1 million, partially offset by a decrease in provision for loan losses of $675,000. Income before income tax expense increased $6.5 million, or 48.3%, to $12.9 million during fiscal year 2002 as compared to fiscal year 2001, the net result of increases in net interest income of $3.0 million, non-interest income of $7.4 million and non-interest expense of $3.9 million.

     Return on average stockholders' equity increased to 12.96% for fiscal year 2003, compared to 9.65% for fiscal year 2002 and 8.71% for fiscal year 2001. Return on average assets increased to 0.95% for fiscal year 2003, compared to 0.70% for fiscal year 2002 and 0.56% for fiscal year 2001.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $20.0 million, or 53.0%, to $57.7 million for the year ended March 31, 2003 from $37.7 million for the year ended March 31, 2002, following an increase of $3.0 million, or 8.8%, from $34.7 million for the year ended March 31, 2001. The net interest rate spread increased 45 basis points to 2.39% for the year ended March 31, 2003 from 1.94% for the year ended March 31, 2002, following an increase of one basis point from 1.93% for the year ended March 31, 2001. The net interest margin increased 35 basis points to 2.62% for the year ended March 31, 2003 from 2.27% for the year ended March 31, 2002, following an increase of two basis points from 2.25% for the year ended March 31, 2001.

     The increases in net interest income and the average balances of interest-earning assets and interest-bearing liabilities during fiscal year 2003, compared to fiscal years 2002 and 2001, were due primarily to improved balance sheet composition and growth resulting from the People's acquisition, as well as the prepayment and repayment of certain FHLB advances and other borrowings during March 2002 and fiscal year 2003. In addition, a low market interest rate environment and related consumer preferences resulted in the Company's continued high origination volume of fixed-rate mortgages that are generally sold in the secondary market and increases in mortgage loans held for sale. However, the low market interest rate environment also led to increased prepayment speeds on portfolio mortgage loans and mortgage-backed securities due primarily to refinancing activity. During the fourth quarter of fiscal year 2003, net interest income was reduced by $1.5 million due to adjustments to amortization of People's purchase premiums based on actual mortgage loan prepayments and time deposit maturity experience in the year following the People's acquisition that was faster than previously estimated.

     The following table sets forth certain information relating to the Company at fiscal year end 2003 and for fiscal years 2003, 2002 and 2001. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums, and discounts which are considered adjustments to yields.

                                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                    --------------------------------------------------------
                                                                                 2003                          2002
                                                                    -------------------------------    ---------------------
                                             AT MARCH 31, 2003                              AVERAGE
                                          -----------------------    AVERAGE                YIELD/      AVERAGE
                                           BALANCE     YIELD/COST    BALANCE     INTEREST    COST       BALANCE     INTEREST
                                          ----------   ----------   ----------   --------   -------    ----------   --------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans receivable, net and mortgage
      loans held for sale(1)............  $1,487,076      5.70%     $1,367,232   $84,766      6.20%    $  995,440   $71,511
    Investment securities(2)............      83,163      6.56         119,562     5,452      4.56         99,162     4,186
    Mortgage-backed securities(3).......     635,899      5.40         718,484    34,331      4.78        565,291    31,152
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-earning
           assets.......................   2,206,138      5.65       2,205,278   124,549      5.65      1,659,893   106,849
                                                          ----                   -------     -----                  -------
  Non-interest-earning assets...........     208,340                   217,360                            118,615
                                          ----------                ----------                         ----------
         Total assets...................  $2,414,478                $2,422,638                         $1,778,508
                                          ==========                ==========                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Money market accounts.............  $  248,600      1.38      $  171,965     3,439      2.00     $   59,262     1,281
      Savings accounts..................     266,985      1.17         245,805     3,123      1.27        118,815     1,697
      NOW accounts......................     156,960      0.40         144,698       635      0.44         78,170       384
      Certificate accounts(4)...........     567,044      3.48         621,689    19,715      3.17        441,549    22,068
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-bearing
           deposits.....................   1,239,589      2.17       1,184,157    26,912      2.27        697,796    25,430
    FHLB advances and other
      borrowings........................     723,577      5.52         867,862    39,924      4.60        839,831    43,696
                                          ----------      ----      ----------   -------     -----     ----------   -------
         Total interest-bearing
           liabilities..................   1,963,166      3.40       2,052,019    66,836      3.26      1,537,627    69,126
                                                          ----                   -------     -----                  -------
  Non-interest-bearing liabilities(5)...     258,228                   192,836                            112,105
                                          ----------                ----------                         ----------
         Total liabilities..............   2,221,394                 2,244,855                          1,649,732
  Stockholders' Equity..................     193,084                   177,783                            128,776
                                          ----------                ----------                         ----------
         Total liabilities and
           stockholders' equity.........  $2,414,478                $2,422,638                         $1,778,508
                                          ==========                ==========                         ==========
  Net interest rate spread(6)...........                  2.25%                  $57,713      2.39%                 $37,723
                                                          ====                   =======     =====                  =======
  Net interest margin(7)................                                                      2.62%
                                                                                             =====
  Ratio of interest-earning assets to
    interest-bearing liabilities........      112.38%                   107.47%                            107.95%
                                          ==========                ==========                         ==========

                                                FOR THE YEARS ENDED MARCH 31,
                                          ------------------------------------------
                                           2002                   2001
                                          -------    -------------------------------
                                          AVERAGE                            AVERAGE
                                          YIELD/      AVERAGE                YIELD/
                                           COST       BALANCE     INTEREST    COST
                                          -------    ----------   --------   -------
                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans receivable, net and mortgage
      loans held for sale(1)............    7.18%    $  986,116   $77,116     7.82%
    Investment securities(2)............    4.22         50,745     3,452     6.80
    Mortgage-backed securities(3).......    5.51        507,584    33,507     6.60
                                           -----     ----------   -------     ----
         Total interest-earning
           assets.......................    6.44      1,544,445   114,075     7.39
                                           -----                  -------     ----
  Non-interest-earning assets...........                 99,692
                                                     ----------
         Total assets...................             $1,644,137
                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Money market accounts.............    2.16     $   38,053     1,156     3.04
      Savings accounts..................    1.43        101,038     1,777     1.76
      NOW accounts......................    0.49         64,895       637     0.98
      Certificate accounts(4)...........    5.00        406,979    22,682     5.57
                                           -----     ----------   -------     ----
         Total interest-bearing
           deposits.....................    3.64        610,965    26,252     4.30
    FHLB advances and other
      borrowings........................    5.20        842,701    53,143     6.31
                                           -----     ----------   -------     ----
         Total interest-bearing
           liabilities..................    4.50      1,453,666    79,395     5.46
                                           -----                  -------     ----
  Non-interest-bearing liabilities(5)...                 85,281
                                                     ----------
         Total liabilities..............              1,538,947
  Stockholders' Equity..................                105,190
                                                     ----------
         Total liabilities and
           stockholders' equity.........             $1,644,137
                                                     ==========
  Net interest rate spread(6)...........    1.94%                 $34,680     1.93%
                                           =====                  =======     ====
  Net interest margin(7)................    2.27%                             2.25%
                                           =====                              ====
  Ratio of interest-earning assets to
    interest-bearing liabilities........                 106.24%
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

                                           YEAR ENDED MARCH 31, 2003        YEAR ENDED MARCH 31, 2002
                                                  COMPARED TO                      COMPARED TO
                                           YEAR ENDED MARCH 31, 2002        YEAR ENDED MARCH 31, 2001
                                         ------------------------------   ------------------------------
                                         INCREASE (DECREASE)              INCREASE (DECREASE)
                                                DUE TO                          DUE TO
                                         --------------------             -------------------
                                          VOLUME      RATE        NET     VOLUME      RATE        NET
                                         --------   ---------   -------   -------   ---------   --------
                                                                 (IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net and mortgage
     loans held for sale...............  $24,031    $(10,776)   $13,255   $  727    $ (6,332)   $ (5,605)
  Investment securities................      911         355      1,266    2,398      (1,664)        734
  Mortgage-backed securities...........    7,682      (4,503)     3,179    3,552      (5,907)     (2,355)
                                         -------    --------    -------   ------    --------    --------
          Total interest-earning
            assets.....................   32,624     (14,924)    17,700    6,677     (13,903)     (7,226)
                                         -------    --------    -------   ------    --------    --------
Interest-bearing liabilities:
  Money market accounts................    2,261        (103)     2,158      523        (398)        125
  Savings accounts.....................    1,633        (207)     1,426      284        (364)        (80)
  NOW accounts.........................      295         (44)       251      111        (364)       (253)
  Certificate accounts.................    7,271      (9,624)    (2,353)   1,826      (2,440)       (614)
                                         -------    --------    -------   ------    --------    --------
          Total interest-bearing
            deposits...................   11,460      (9,978)     1,482    2,744      (3,566)       (822)
  FHLB advances and other borrowings...    1,421      (5,193)    (3,772)    (179)     (9,268)     (9,447)
                                         -------    --------    -------   ------    --------    --------
          Total interest-bearing
            liabilities................   12,881     (15,171)    (2,290)   2,565     (12,834)    (10,269)
                                         -------    --------    -------   ------    --------    --------
Net change in net interest income......  $19,743    $    247    $19,990   $4,112    $ (1,069)   $  3,043
                                         =======    ========    =======   ======    ========    ========

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses amounted to $525,000 for the year ended March 31, 2003, compared to $1.2 million for each of the years ended March 31, 2002 and 2001. The decrease in the loss provision during fiscal year 2003 was based on management's assessment of the loan loss allowance level as influenced by several key factors, including stable trends in loan delinquencies and charge-offs, changes in portfolio composition and current economic conditions. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset
Quality -- Allowance for Loan Losses."

NON-INTEREST INCOME

     Non-interest income increased $25.2 million, or 154.4%, to $41.5 million for the year ended March 31, 2003 from $16.3 million for the year ended March 31, 2002, following an increase of $7.4 million, or 82.2%, from $9.0 million for the year ended March 31, 2001.

     The increase during fiscal year 2003 as compared to fiscal year 2002 was due primarily to increases of $21.5 million in gain on sale of mortgage loans, $4.2 million in gain on sale of investment securities available for sale, $1.3 million in service charges on deposit accounts and $714,000 in other income, partially offset by a decrease of $2.6 million in loan servicing income. The increase in gain on sale of mortgage loans was due primarily to a higher volume of loans originated for sale, which included loans sold by PMC, during the fiscal year 2003 as compared to fiscal year 2002. Changes in fair value of derivative instruments utilized in secondary market hedging activities, as required by SFAS No. 133, resulted in a reduction to the gain of $657,000 for fiscal year 2003 compared to an addition to the gain of $179,000 for fiscal year 2002. The increase in gain on sale of investment securities available was due to increased sales volumes and market prices of mortgage-backed securities and other investment securities during fiscal year 2003, including certain investments acquired as part of the People's acquisition. The increase in service charges on deposit accounts was due primarily to growth resulting from the People's acquisition and subsequent increases in deposit accounts. The increase in other non-interest income was due primarily to increases in other fee income, and a decrease in the fair value of investments in certain employee benefit plans, which is offset by a corresponding decrease in other non-interest expense. Also, changes in the fair value of interest rate swaps resulted in additions to other non-interest income of $440,000 for fiscal year 2003, compared to $303,000 for fiscal year 2002. The decrease in loan servicing income was due primarily to additions to the valuation allowance for mortgage servicing rights of $2.6 million for fiscal year 2003, compared to $240,000 for fiscal year 2002. The valuation allowance adjustments were based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts for the applicable periods. Amortization of mortgage servicing rights totaled $3.1 million and $2.9 million for fiscal years 2003 and 2002, respectively.

     The increase during fiscal year 2002 as compared to fiscal year 2001 was due primarily to increases of $5.0 million in gain on sale of mortgage loans, net, $1.0 million of gain on sale of securities available for sale, $449,000 in service charges on deposit accounts, $367,000 in trust fee income and $607,000 in other non-interest income, partially offset by a decrease in loan servicing income of $402,000. The increase in gain on sale of mortgage loans was due primarily to a higher volume of fixed rate loans originated for sale and more favorable loan pricing during fiscal year 2002 as compared to fiscal year 2001. In addition, an increase in the gain of $179,000 for fiscal year 2002 was recognized as a result of changes in fair value of derivative instruments utilized in secondary market hedging activities following the adoption of SFAS No. 133 on April 1, 2001. The increase in service charges on deposit accounts reflects a higher fee rate structure and the increase in trust fee income was due to continued growth at the Trust Company. The increase in other non-interest income was due primarily to increases in other fee income, and an increase in the fair value of investments in certain employee benefit plans, which is offset by a corresponding increase in other non-interest expense. Also, changes in the fair value of interest rate swaps resulted in an addition to other non-interest income of $303,000 for fiscal year 2002 following the adoption of SFAS No. 133. The decrease in loan servicing income included a $240,000 addition to the valuation allowance for mortgage servicing rights during the second quarter of fiscal year 2002 based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts for the applicable periods. Amortization of mortgage servicing rights totaled $2.9 million and $2.5 million for fiscal years 2002 and 2001, respectively.

NON-INTEREST EXPENSE

     Total non-interest expense increased $28.1 million, or 85.1%, to $61.1 million for the year ended March 31, 2003 from $33.0 million for year ended March 31, 2002, following an increase of $3.9 million, or 13.6%, from $29.1 million for year ended March 31, 2001.

     The increase during fiscal year 2003 as compared to fiscal year 2002 was due primarily to increases in compensation and benefits of $16.7 million, office occupancy and equipment expenses of $4.0 million, data processing costs of $872,000, advertising and business promotion of $633,000, amortization of intangible assets of $2.1 million and $4.8 million in other non-interest expenses, partially offset by a decrease in prepayment penalties on early extinguishment of debt of $962,000. The increases in non-interest expenses were due to several factors, including growth resulting from the acquisition of People's and PMC and expenses associated with increased loan origination volumes, as well as costs related to banking office and back office consolidation during the first quarter of fiscal year 2003, and other non-recurring integration expenses. As of March 31, 2003, the Company's full-time equivalent employee positions totaled 680, compared to 648 at March 31, 2002 and 329 at March 31, 2001.

     The increase in amortization of intangible assets for fiscal year 2003 as compared to fiscal year 2002 was due to amortization of the identifiable intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill related to the People's acquisition was not amortized, amortization of other goodwill related to business combinations completed before July 1, 2001 was discontinued effective April 1, 2002, and goodwill is required to be reviewed for impairment at least annually. The Company performed transitional and annual impairment tests during fiscal year 2003, and concluded that the amount of recorded goodwill was not impaired. These goodwill impairment tests utilized several fair value techniques, including market capitalization and discounted future cash flows.

     The increase during fiscal year 2002 as compared to fiscal year 2001 was due primarily to increases in compensation and benefits of $2.2 million, data processing of $451,000, prepayment penalties on early extinguishment of debt of $962,000, amortization of goodwill and other intangible assets of $210,000 and other non-interest expense of $516,000. These increases were partially offset by decreases in advertising and business promotion of $329,000. Total non-interest expenses for fiscal year 2002 included costs associated with the Company's new banking and insurance office in Middletown, Rhode Island that opened in January 2002, and operating and acquisition related expenses recognized in March 2002 following the People's acquisition. As part of the People's acquisition, the Company acquired $253.4 million of cash and cash equivalents, net of acquisition related payments, which provided the Company with the opportunity to improve balance sheet composition by pre-paying Federal Home Loan Bank advances and other borrowings totaling $161.7 million during March 2002. In addition, the increases in compensation and benefits included the net accounting impact of market price increases of FAB stock held by certain employee benefit plans.

INCOME TAXES

     Income tax expense increased $7.7 million, or 109.9%, to $14.6 million for the year ended March 31, 2003 from $7.0 million for the year ended March 31, 2002, following an increase of $2.7 million, or 64.9%, from $4.2 million for the year ended March 31, 2001. The Company's effective tax rate increased to 38.8% for the year ended March 31, 2003, compared to 35.1% for the year ended March 31, 2002 and 31.5% for the year ended March 31, 2001, due primarily to the effects of an increase in the statutory federal income tax rate based on a higher taxable earnings threshold, increased state taxes and a consistent earnings rate from BOLI relative to the increase in pre-tax income.

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

                              FINANCIAL CONDITION

OVERVIEW

     Total assets were $2.414 billion at March 31, 2003, an increase of $120.0 million, or 5.2%, from $2.294 billion at March 31, 2002, following an increase of $623.4 million, or 37.3%, from $1.671 billion at March 31, 2001. The growth during fiscal year 2003 was primarily attributable to increases of $118.3 million in mortgage loans held for sale, $115.6 million in loans receivable, net, and $56.3 million in mortgage-backed securities available for sale, partially offset by decreases of $89.5 million in cash and cash equivalents and $61.9 million in investment securities available for sale. The growth during fiscal year 2002 was primarily attributable to assets acquired of $968.7 million from the People's acquisition, less the net repayment and early pre-payment of borrowings totaling $361.2 million. Overall, this growth during fiscal year 2002 included increases of $148.6 million in loans receivable, net, $121.8 million in cash and cash equivalents, $88.4 million in mortgage loans held for sale, $77.4 million in mortgage-backed securities available for sale, $76.8 million in investment securities available for sale and $54.6 million in goodwill and other intangible assets, partially offset by an increase of $609.8 million in deposits.

     Total stockholders' equity was $193.1 million at March 31, 2003, an increase of $37.7 million, or 24.3%, from $155.3 million at March 31, 2002, following an increase of $43.8 million, or 39.3%, from $111.6 million at March 31, 2001. The increase during fiscal year 2003 was primarily attributable to $23.0 million in net income, an $8.4 million increase in the fair market value of available for sale securities, net of tax, and a $5.0 million private placement of common stock issued from the Company's treasury stock, partially offset by $5.2 million in dividends paid to stockholders. The increase during fiscal year 2002 was primarily attributable to $12.4 million in net income and $31.7 million of additional paid-in capital related to the 1.9 million shares issued for the People's acquisition, partially offset by $3.2 million in dividends paid to stockholders. Stockholders' equity to assets was 8.00% at March 31, 2003, compared to 6.77% at March 31, 2002 and 6.68% at March 31, 2001. Book value per share was $23.26 at March 31, 2003, compared to $20.06 at March 31, 2002 and $19.57 at March 31, 2001. Tangible book value per share was $16.79 at March 31, 2003, compared to $12.86 at March 31, 2002 and $19.37 at
March 31, 2001.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's short-term investments and investment securities at the dates indicated:

                                                              AT MARCH 31,
                                    -----------------------------------------------------------------
                                           2003                    2002                   2001
                                    -------------------   ----------------------   ------------------
                                    AMORTIZED    FAIR     AMORTIZED                AMORTIZED    FAIR
                                      COST       VALUE      COST      FAIR VALUE     COST      VALUE
                                    ---------   -------   ---------   ----------   ---------   ------
                                                             (IN THOUSANDS)
Short-term investments............   $ 2,000    $ 2,000   $100,890     $100,890     $  200     $  200
                                     =======    =======   ========     ========     ======     ======
Investment securities:
  Corporate bonds.................   $ 1,956    $ 2,124   $ 31,513     $ 31,539     $   --     $   --
  Municipal bonds.................     1,482      1,482      2,643        2,643         --         --
  U.S. Government and agency
     obligations..................       980      1,000      1,111        1,107        603        602
  Trust preferred securities......     6,780      7,191     40,698       40,258         --         --
  Marketable equity securities....     5,461     10,933      5,637        9,109      5,802      7,235
                                     -------    -------   --------     --------     ------     ------
     Total available for sale.....    16,659     22,730     81,602       84,656      6,405      7,837
                                     -------    -------   --------     --------     ------     ------
     Total investment
       securities.................   $18,659    $24,730   $182,492     $185,546     $6,605     $8,037
                                     =======    =======   ========     ========     ======     ======

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                                       AT MARCH 31,
                            ---------------------------------------------------------------------------------------------------
                                         2003                              2002                              2001
                            -------------------------------   -------------------------------   -------------------------------
                            AMORTIZED   PERCENT      FAIR     AMORTIZED   PERCENT      FAIR     AMORTIZED   PERCENT      FAIR
                              COST      OF TOTAL    VALUE       COST      OF TOTAL    VALUE       COST      OF TOTAL    VALUE
                            ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
MBS and CMOs:
Available for sale:
  Fixed-rate..............  $239,862      38.4%    $242,435   $173,083      29.8%    $171,922   $ 84,904      17.0%    $ 85,186
  Adjustable-rate.........   383,979      61.5      392,530    406,630      70.0      406,696    413,440      82.6      416,044
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total available for
  sale....................   623,841      99.9      634,965    579,713      99.8      578,618    498,344      99.6      501,230
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Held to maturity:
  Fixed-rate..............       298        --          298        421       0.1          447        569       0.1          569
  Adjustable-rate.........       636       0.1          658        782       0.1          788      1,569       0.3        1,585
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total held to maturity....       934       0.1          956      1,203       0.2        1,235      2,138       0.4        2,154
                            --------     -----     --------   --------     -----     --------   --------     -----     --------
Total MBS and CMOs........  $624,775     100.0%    $635,921   $580,916     100.0%    $579,853   $500,482     100.0%    $503,384
                            ========     =====     ========   ========     =====     ========   ========     =====     ========

     The table below sets forth certain information regarding the fair value, weighted average rates and contractual maturities of the Company's investment securities and mortgage-backed securities as of March 31, 2003:

                                                                      AT MARCH 31, 2003
                           -------------------------------------------------------------------------------------------------------
                                                 MORE THAN ONE        MORE THAN FIVE
                           ONE YEAR OR LESS    YEAR TO FIVE YEARS   YEARS TO TEN YEARS   MORE THAN TEN YEARS          TOTAL
                           -----------------   ------------------   ------------------   -------------------   -------------------
                                    WEIGHTED             WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                            FAIR    AVERAGE     FAIR     AVERAGE     FAIR     AVERAGE      FAIR     AVERAGE      FAIR     AVERAGE
                           VALUE      RATE      VALUE      RATE      VALUE      RATE      VALUE       RATE      VALUE       RATE
                           ------   --------   -------   --------   -------   --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Investment securities
  available for sale(1):
  Corporate Bonds
    Fixed rate...........  $   --       --%    $    --       --%    $    --       --%    $  2,124     7.50%    $  2,124     7.50%
    Adjustable rate......      --       --          --       --          --       --           --       --           --       --
                           ------              -------              -------              --------              --------
  Total corporate
    Bonds................      --       --          --       --          --       --        2,124     7.50        2,124     7.50
  Municipal bonds........   1,332     2.81         150     4.09          --       --           --       --        1,482     2.94
  U.S. Government agency
    obligations..........     584     4.23         416     6.69          --       --           --       --        1,000     5.25
  Trust preferred
    securities
    Fixed rate...........      --       --          --       --         551     9.75        6,640     9.60        7,191     9.61
    Adjustable rate......      --       --          --       --          --       --           --       --           --       --
                           ------              -------              -------              --------              --------
  Total trust preferred
    securities...........      --       --          --       --         551     9.75        6,640     9.60        7,191     9.61
                           ------              -------              -------              --------              --------
Total investment
  securities available
  for sale...............  $1,916     3.24%    $   566     6.00%    $   551     9.75%    $  8,764     9.09%    $ 11,797     8.02%
                           ======              =======              =======              ========              ========
MBS and CMOs
  Held to maturity:
    Fixed rate...........  $   --       --%    $    92     8.13%    $   206     9.30%    $     --       --%    $    298     8.94%
    Adjustable rate......      --       --          --       --          --       --          658     4.71          658     4.71
                           ------              -------              -------              --------              --------
  Total MBS held to
    maturity.............      --       --          92     8.13         206     9.30          658     4.71          956     6.03
                           ------              -------              -------              --------              --------
  Available for sale:
    Fixed rate...........     666     7.00       1,175     7.00      13,346     5.00      227,248     4.82      242,435     4.85
    Adjustable rate......      --       --       9,975     2.59      29,402     3.43      353,153     4.66      392,530     4.51
                           ------              -------              -------              --------              --------
  Total MBS available for
    sale.................     666     7.00      11,150     3.05      42,748     3.92      580,401     4.72      634,965     4.64
                           ------              -------              -------              --------              --------
Total MBS and CMOs.......  $  666     7.00%    $11,242     3.09%    $42,954     3.94%    $581,059     4.72%    $635,921     4.64%
                           ======              =======              =======              ========              ========

---------------
(1) Does not include $10,933 of marketable equity securities available for sale at fair value at March 31, 2003.

     Maturities of mortgage-backed securities available for sale and held for maturity are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

LOANS RECEIVABLE

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                         AT MARCH 31,
                       --------------------------------------------------------------------------------
                               2003                    2002                    2001              2000
                       ---------------------   ---------------------   ---------------------   --------
                                    PERCENT                 PERCENT                 PERCENT
                         AMOUNT     OF TOTAL     AMOUNT     OF TOTAL     AMOUNT     OF TOTAL    AMOUNT
                       ----------   --------   ----------   --------   ----------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential........  $  601,063     47.21%   $  635,297     54.77%   $  680,527     67.49%   $674,154
  Commercial real
    estate...........     142,974     11.23       115,243      9.93        44,375      4.40      37,274
  Construction and
    land.............      61,698      4.85        63,810      5.50        72,225      7.16      39,205
                       ----------    ------    ----------    ------    ----------    ------    --------
        Total
          mortgage
          loans......     805,735     63.29       814,350     70.20       797,127     79.05     750,633
                       ----------    ------    ----------    ------    ----------    ------    --------
Commercial Loans.....     283,137     22.24       200,016     17.24        94,681      9.39      70,484
                       ----------    ------    ----------    ------    ----------    ------    --------
Consumer Loans:
  Home equity
    lines............     140,189     11.01        83,013      7.16        45,191      4.48      31,351
  Second mortgages...      32,914      2.58        48,901      4.22        61,759      6.12      51,488
  Other consumer
    loans............      11,158      0.88        13,713      1.18         9,665       .96       8,616
                       ----------    ------    ----------    ------    ----------    ------    --------
        Total
          consumer
          loans......     184,261     14.47       145,627     12.56       116,615     11.56      91,455
                       ----------    ------    ----------    ------    ----------    ------    --------
        Total loans
        receivable...   1,273,133    100.00%    1,159,993    100.00%    1,008,423    100.00%    912,572
                                     ======                  ======                  ======
  Less:
  Allowance for loan
    losses...........     (19,335)                (19,237)                (13,233)              (12,275)
  Undisbursed
    proceeds of
    construction
    mortgages in
    process..........     (17,752)                (21,818)                (19,445)              (11,983)
  Purchase premium on
    loans, net.......       3,377                   5,869                      --                    --
  Deferred loan
    origination costs
    (fees), net......       1,908                     943                   1,429                   446
                       ----------              ----------              ----------              --------
  Loans receivable,
    net..............   1,241,331               1,125,750                 977,174               888,760
  Mortgage loans held
    for sale.........     245,745                 127,477                  39,103                 3,417
                       ----------              ----------              ----------              --------
    Loans receivable,
      net and
      mortgage loans
      held for
      sale...........  $1,487,076              $1,253,227              $1,016,277              $892,177
                       ==========              ==========              ==========              ========

                                AT MARCH 31,
                       ------------------------------
                         2000            1999
                       --------   -------------------
                       PERCENT               PERCENT
                       OF TOTAL    AMOUNT    OF TOTAL
                       --------   --------   --------
                           (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential........    73.87%   $586,774     74.52%
  Commercial real
    estate...........     4.09      38,760      4.92
  Construction and
    land.............     4.30      31,671      4.02
                        ------    --------    ------
        Total
          mortgage
          loans......    82.26     657,205     83.46
                        ------    --------    ------
Commercial Loans.....     7.72      56,196      7.14
                        ------    --------    ------
Consumer Loans:
  Home equity
    lines............     3.44      25,482      3.24
  Second mortgages...     5.64      40,630      5.16
  Other consumer
    loans............      .94       7,872      1.00
                        ------    --------    ------
        Total
          consumer
          loans......    10.02      73,984      9.40
                        ------    --------    ------
        Total loans
        receivable...   100.00%    787,385    100.00%
                        ======                ======
  Less:
  Allowance for loan
    losses...........              (12,016)
  Undisbursed
    proceeds of
    construction
    mortgages in
    process..........               (7,903)
  Purchase premium on
    loans, net.......                   --
  Deferred loan
    origination costs
    (fees), net......                 (779)
                                  --------
  Loans receivable,
    net..............              766,687
  Mortgage loans held
    for sale.........               52,334
                                  --------
    Loans receivable,
      net and
      mortgage loans
      held for
      sale...........             $819,021
                                  ========

     The following table shows the remaining contractual maturity of the Company's loans at March 31, 2003. The table does not include the effect of future principal prepayments:

                                                                    AT MARCH 31, 2003
                                      -----------------------------------------------------------------------------
                                                    COMMERCIAL    CONSTRUCTION                             TOTAL
                                      RESIDENTIAL   REAL ESTATE     AND LAND     COMMERCIAL   CONSUMER     LOANS
                                      -----------   -----------   ------------   ----------   --------   ----------
                                                                     (IN THOUSANDS)
Amounts due:
  One year or less..................   $  1,851      $ 24,966       $46,859       $135,494    $142,015   $  351,185
                                       --------      --------       -------       --------    --------   ----------
  After one year:
    More than one year to three
      years.........................      3,762        22,805            --         31,213       6,488       64,268
    More than three years to five
      years.........................     16,257        48,338            --         54,104       5,810      124,509
    More than five years to 10
      years.........................     93,058        43,448            --         55,882      10,797      203,185
    More than 10 years to 20
      years.........................    208,726         2,307        14,839          5,462      17,182      248,516
    More than 20 years..............    277,409         1,110            --            982       1,969      281,470
                                       --------      --------       -------       --------    --------   ----------
    Total due after one year........    599,212       118,008        14,839        147,643      42,246      921,948
                                       --------      --------       -------       --------    --------   ----------
    Total amount due................   $601,063      $142,974       $61,698       $283,137    $184,261    1,273,133
                                       ========      ========       =======       ========    ========
      Less:
         Allowance for loan
           losses...................                                                                        (19,335)
         Undisbursed proceeds of
           construction mortgages in
           process..................                                                                        (17,752)
         Purchase premium on
           loans, net...............                                                                          3,377
         Deferred loan origination
           costs, net...............                                                                          1,908
                                                                                                         ----------
    Loans receivable, net...........                                                                     $1,241,331
                                                                                                         ==========

     The following table sets forth, at March 31, 2003, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                                           DUE AFTER MARCH 31, 2004
                                                       --------------------------------
                                                        FIXED     ADJUSTABLE    TOTAL
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Mortgage loans:
  Residential........................................  $342,319    $256,893    $599,212
  Commercial real estate.............................    85,700      32,308     118,008
  Construction and land..............................        --      14,839      14,839
                                                       --------    --------    --------
          Total mortgage loans.......................   428,019     304,040     732,059
Commercial loans.....................................    97,472      50,171     147,643
Consumer loans.......................................    42,246          --      42,246
                                                       --------    --------    --------
          Total loans................................  $567,737    $354,211    $921,948
                                                       ========    ========    ========

     The following table sets forth the Company's loan originations for the periods indicated:

                                                       FOR THE YEAR ENDED MARCH 31,
                                                    ----------------------------------
                                                       2003         2002        2001
                                                    ----------   ----------   --------
                                                              (IN THOUSANDS)
Loans originated:
     Mortgage loans:
       Residential................................  $3,131,184   $  717,451   $293,268
       Commercial real estate.....................      81,594       41,658     19,176
       Construction and land......................      60,362       71,109     76,604
                                                    ----------   ----------   --------
          Total mortgage loans....................   3,273,140      830,218    389,048
                                                    ----------   ----------   --------
     Commercial...................................     120,759       91,060     59,188
                                                    ----------   ----------   --------
     Consumer loans:
       Home equity lines..........................     177,298       82,362     48,585
       Second mortgages...........................      14,431       22,917     29,327
       Other consumer loans.......................       5,329        6,452      8,042
                                                    ----------   ----------   --------
          Total consumer loans....................     197,058      111,731     85,954
                                                    ----------   ----------   --------
     Total loans originated.......................  $3,590,957   $1,033,009   $534,190
                                                    ==========   ==========   ========

     Mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements decreased $176.2 million, or 11.1%, to $1.412 billion at March 31, 2003 from $1.588 billion at March 31, 2002, due primarily to refinancing activity. Loans serviced for others are not included in the Consolidated Balance Sheets. Mortgage servicing rights decreased $534,000, or 8.2%, to $6.0 million at March 31, 2003, from $6.5 million at March 31, 2002, including adjustments for estimated impairment. The valuation allowance related to the impairment of mortgage servicing rights increased $2.6 million to $3.1 million at March 31, 2003, from $490,000 at March 31, 2002. Mortgage servicing rights were 0.42% of loans serviced for others at March 31, 2003, compared to 0.41% at March 31, 2002.

DEPOSITS

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances:

                                                              FOR THE YEAR ENDED MARCH 31,
                             -----------------------------------------------------------------------------------------------
                                          2003                             2002                            2001
                             -------------------------------   -----------------------------   -----------------------------
                                          PERCENT                         PERCENT                         PERCENT
                                          OF TOTAL                        OF TOTAL                        OF TOTAL
                              AVERAGE     AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE
                              BALANCE     DEPOSITS    COST     BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS    COST
                             ----------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
Business checking
  accounts.................  $  144,955     10.9%       --%    $ 79,144     10.2%       --%    $ 56,299      8.4%       --%
Money market accounts......     171,965     12.9      2.00       59,262      7.6      2.16       38,053      5.7      3.04
Savings accounts...........     245,805     18.5      1.27      118,815     15.3      1.43      101,038     15.2      1.76
NOW accounts...............     144,698     10.9      0.44       78,170     10.1      0.49       64,895      9.7      0.98
                             ----------    -----               --------    -----               --------    -----
         Total core
           deposits........     707,423     53.2      1.02      335,391     43.2      1.05      260,285     39.0      1.37
Certificate accounts.......     621,689     46.8      3.17      441,549     56.8      5.00      406,979     61.0      5.57
                             ----------    -----               --------    -----               --------    -----
         Total average
           deposits........  $1,329,112    100.0%     2.02%    $776,940    100.0%     3.27%    $667,264    100.0%     3.93%
                             ==========    =====               ========    =====               ========    =====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2003:

                                         PERIOD TO MATURITY FROM MARCH 31, 2003                        AT MARCH 31,
                              -------------------------------------------------------------   ------------------------------
                              LESS THAN    ONE TO       TWO TO       THREE TO     FOUR TO
                              ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS     2003       2002       2001
                              ---------   ---------   -----------   ----------   ----------   --------   --------   --------
                                                                      (IN THOUSANDS)
Certificate accounts:
  0 to 2.00%................  $150,079     $ 2,921      $    --      $    --      $    --     $153,000   $ 25,437   $     --
  2.01 to 3.00%.............   194,471      47,873        1,183           --           --      243,527    270,236         --
  3.01 to 4.00%.............    31,764      13,974       15,789        2,334       17,148       81,009     90,633         --
  4.01 to 5.00%.............    12,444       2,925        1,512        8,281        8,377       33,539    103,348     25,010
  5.01 to 6.00%.............     8,402      16,902        2,704       12,922           49       40,979     87,789    249,010
  Over 6.01%................    11,058         782        3,150           --           --       14,990     72,400    133,777
                              --------     -------      -------      -------      -------     --------   --------   --------
         Total..............  $408,218     $85,377      $24,338      $23,537      $25,574     $567,044   $649,843   $407,797
                              ========     =======      =======      =======      =======     ========   ========   ========

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

     The Company's Credit Risk Review Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. The Company also engages external loan review consultants on at least a semi-annual basis to review commercial loan classifications. At March 31, 2003, the Company had $14.5 million of assets designated as Substandard, including $1.6 million of trust preferred investment securities acquired in the People's acquisition, and $12.7 million of loans. As of March 31, 2003, the Company had loans totaling $10.5 million designated as Special Mention. These loans are designated as Special Mention because of inherent weaknesses that currently exist, but might be correctable in a twelve-month cycle. Accordingly, they require additional monitoring.

     The following table sets forth loans 60-89 days delinquent in the Company's loan portfolio as of the dates indicated:

                                                                     AT MARCH 31,
                                         --------------------------------------------------------------------
                                                 2003                    2002                    2001
                                         --------------------    --------------------    --------------------
                                                    PRINCIPAL               PRINCIPAL               PRINCIPAL
                                          NUMBER     BALANCE      NUMBER     BALANCE      NUMBER     BALANCE
                                         OF LOANS   OF LOANS     OF LOANS   OF LOANS     OF LOANS   OF LOANS
                                         --------   ---------    --------   ---------    --------   ---------
                                                                (DOLLARS IN THOUSANDS)
Mortgage Loans:
  One-to-four family...................      4        $292          10        $710           4        $210
  Commercial real estate...............     --          --           1          60          --          --
                                            --        ----          --        ----          --        ----
          Total mortgage loans.........      4         292          11         770           4         210
                                            --        ----          --        ----          --        ----
Commercial Loans.......................      3         332          --          --           5          81
                                            --        ----          --        ----          --        ----
Consumer Loans:
  Home equity lines....................      1           1           5         100          --          --
  Second mortgages.....................      2          48          --          --          --          --
  Other consumer loans.................      3          36          19          78           1           1
                                            --        ----          --        ----          --        ----
          Total consumer loans.........      6          85          24         178           1           1
                                            --        ----          --        ----          --        ----
Total loans............................     13        $709          35        $948          10        $292
                                            ==        ====          ==        ====          ==        ====
Delinquent loans to loans receivable,
  net..................................               0.06%                   0.08%                   0.03%

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans, non-performing investments, REO and other repossessed assets. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For fiscal years ended 2003 and 2002 the amount of additional interest income that would have been recognized on non-accrual loans if such loans were performing in accordance with their regular terms and amounts recognized were $103,000 and $110,000, respectively.

                                                                       AT MARCH 31,
                                                        ------------------------------------------
                                                         2003     2002     2001     2000     1999
                                                        ------   ------   ------   ------   ------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to-four family...............................  $1,699   $1,855   $  431   $  941   $  971
     Commercial real estate...........................      96      724       --       --    1,142
     Construction and land............................      --      814       --       --      117
                                                        ------   ------   ------   ------   ------
          Total mortgage loans........................   1,795    3,393      431      941    2,230
                                                        ------   ------   ------   ------   ------
  Commercial loans....................................   1,388      144      821      345      280
                                                        ------   ------   ------   ------   ------
  Consumer loans:
     Home equity lines................................      --       54       --       --       36
     Second mortgages.................................     107       77       56       12       --
     Other consumer loans.............................      15       36       24       12        4
                                                        ------   ------   ------   ------   ------
          Total consumer loans........................     122      167       80       24       40
                                                        ------   ------   ------   ------   ------
          Total non-accrual loans.....................   3,305    3,704    1,332    1,310    2,550
Non-performing investments............................      --    3,285       --       --       --
REO, net(1)...........................................     194      240      175       --      344
Other repossessed assets..............................      --        3       --       --       --
                                                        ------   ------   ------   ------   ------
          Total non-performing assets.................  $3,499   $7,232   $1,507   $1,310   $2,894
                                                        ======   ======   ======   ======   ======
Allowance for loan losses as a percent of loans(2)....    1.53%    1.68%    1.34%    1.36%    1.54%
Allowance for loan losses as a percent of
  non-performing loans(3).............................     585%     519%     993%     937%     471%
Non-accrual loans as a percent of loans(2)(3).........    0.26%    0.32%    0.13%    0.15%    0.33%
Non-performing assets as a percent of total assets....    0.14%    0.31%    0.09%    0.08%    0.21%

---------------
(1) REO balances are shown net of related valuation allowances.

(2) Loans include loans receivable, net, excluding allowance for loan losses.

(3) Non-accrual loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

     The $3.7 million decrease in non-performing assets during fiscal year 2003 was due primarily to the sale, in April 2002, of a $3.3 million non-performing investment acquired in the People's acquisition. The $5.7 million increase in non-performing assets during fiscal year 2002 was due primarily to assets acquired in the People's acquisition, including $1.7 million of non-accrual residential loans, $243,000 of commercial and commercial real estate non-accrual loans, a $3.3 million non-performing investment and $240,000 of real estate owned.

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

     At March 31, 2003 and 2002, total impaired loans of $1.5 million and $868,000 required impairment allowances of $506,000 and $144,000, respectively. Impaired loans of $1.5 million and $868,000 were on non-accrual at March 31, 2003 and 2002, respectively. During fiscal year-end 2003, the average recorded value of impaired loans was $1.2 million. For these loans, $21,000 of interest income was recognized while $112,000 of interest income would have been recognized under the original terms.

     Allowance for Loan Losses. The allowance for loan losses is based on management's ongoing review and estimate of the credit losses inherent in the loan portfolio. Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. In addition, the OTS, as an integral part of their examination process, periodically reviews the Company's allowance for loan losses. The OTS and the FDIC may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

     The allowance for loan losses was $19.3 million, or 1.53% of loans receivable, at March 31, 2003, compared to $19.2 million, or 1.68% of loans receivable, at March 31, 2002. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                                             AT OR FOR THE YEAR ENDED MARCH 31,
                                                     ---------------------------------------------------
                                                      2003       2002       2001       2000       1999
                                                     -------    -------    -------    -------    -------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................  $19,237    $13,233    $12,275    $12,016    $10,937
Provision for loan losses..........................      525      1,200      1,200      1,200      1,200
Allowance for loan losses acquired.................       --      5,196         --         --         --
Charge-offs:
  Mortgage loans:
    One to four family.............................      (70)       (70)       (99)       (41)       (12)
    Commercial real estate.........................       --         --         --       (759)        --
  Commercial loans.................................     (230)      (292)       (58)      (140)       (74)
  Consumer loans:
    Home equity lines..............................      (42)       (10)        (5)        --        (30)
    Second mortgages...............................       --         --        (73)        --         (9)
    Other consumer.................................     (105)      (121)       (46)       (18)       (13)
                                                     -------    -------    -------    -------    -------
         Total.....................................     (447)      (493)      (281)      (958)      (138)
Recoveries.........................................       20        101         39         17         17
                                                     -------    -------    -------    -------    -------
Balance at end of period...........................  $19,335    $19,237    $13,233    $12,275    $12,016
                                                     =======    =======    =======    =======    =======
Ratio of net charge-offs during the period to
  average loans outstanding during the period......     0.04%      0.05%      0.02%      0.12%      0.01%

     The following table sets forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

                                                                      AT MARCH 31,
                           ---------------------------------------------------------------------------------------------------
                                        2003                              2002                              2001
                           -------------------------------   -------------------------------   -------------------------------
                                                  PERCENT                           PERCENT                           PERCENT
                                                  OF LOANS                          OF LOANS                          OF LOANS
                                     PERCENT OF   IN EACH              PERCENT OF   IN EACH              PERCENT OF   IN EACH
                                     ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY
                                      TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL
                           AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS
                           -------   ----------   --------   -------   ----------   --------   -------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Mortgages:
  Residential............  $ 2,397      12.40%      52.06%   $ 3,350      17.41%      60.27%   $ 2,664      20.13%      74.65%
  Commercial.............    4,429      22.90       11.23      3,576      18.59        9.93      2,269      17.14        4.40
                           -------     ------      ------    -------     ------      ------    -------     ------      ------
        Total............    6,826      35.30       63.29      6,926      36.00       70.20      4,933      37.27       79.05
Commercial...............    8,772      45.37       22.24      6,206      32.26       17.24      4,843      36.60        9.39
Consumer.................    2,888      14.94       14.47      2,231      11.60       12.56      1,869      14.13       11.56
Unallocated..............      849       4.39          --      3,874      20.14          --      1,588      12.00          --
                           -------     ------      ------    -------     ------      ------    -------     ------      ------
        Total allowance
          for loan
          losses.........  $19,335     100.00%     100.00%   $19,237     100.00%     100.00%   $13,233     100.00%     100.00%
                           =======     ======      ======    =======     ======      ======    =======     ======      ======

                                                     AT MARCH 31,
                           -----------------------------------------------------------------
                                        2000                              1999
                           -------------------------------   -------------------------------
                                                  PERCENT                           PERCENT
                                                  OF LOANS                          OF LOANS
                                     PERCENT OF   IN EACH              PERCENT OF   IN EACH
                                     ALLOWANCE    CATEGORY             ALLOWANCE    CATEGORY
                                      TO TOTAL    TO TOTAL              TO TOTAL    TO TOTAL
                           AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS
                           -------   ----------   --------   -------   ----------   --------
                                                (DOLLARS IN THOUSANDS)
Mortgages:
  Residential............  $ 2,529      20.60%      78.17%   $ 2,517      20.95%      78.54%
  Commercial.............    1,749      14.25        4.09      2,725      22.68        4.92
                           -------     ------      ------    -------     ------      ------
        Total............    4,278      34.85       82.26      5,242      43.63       83.46
Commercial...............    4,523      36.85        7.72      3,111      25.89        7.14
Consumer.................    1,647      13.42       10.02      1,320      10.99        9.40
Unallocated..............    1,827      14.88          --      2,343      19.49          --
                           -------     ------      ------    -------     ------      ------
        Total allowance
          for loan
          losses.........  $12,275     100.00%     100.00%   $12,016     100.00%     100.00%
                           =======     ======      ======    =======     ======      ======

     Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in increases in the balance of the allowance for loan losses remaining essentially flat during fiscal year 2003. Although the Company's non-performing loans and charge-offs have remained low, there continued to be a significant shift in the composition of the loan portfolio during fiscal year 2003 as compared to fiscal years 2002 and 2001. The residential mortgage portfolio has decreased, due primarily to a low fixed rate environment that resulted in high refinancing activity, while the commercial and consumer loan portfolios have shown significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. In addition, the unallocated allowance decreased $3.0 million, or 78.1%, to $849,000 at March 31, 2003 from $3.9 million at March 31, 2002, due primarily to increases in allowance allocations to commercial loans and mortgages during fiscal year 2003. These changes resulted from the Company's internal credit risk review and asset classification processes following the People's acquisition, and the subsequent systems conversion in May 2002.

     The Company's internal asset classification system classifies assets depending on risk of loss characteristics. At March 31, 2003, 2002 and 2001, the Company classified (excluding REO) $12.7 million, $8.9 million and $3.1 million of substandard loans, respectively. In the opinion of management, the performing substandard loans evidence one or more weaknesses or potential weaknesses, and depending on the regional economy and other factors, may become non-performing assets in future periods. Management also believes that current economic conditions, including rising unemployment rates in its key market areas, could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

     The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at March 31, 2003, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

     The Company has primarily utilized the following strategies to manage interest rate risk: (1) the origination and retention of certain adjustable-rate and shorter-term (generally 15 years or less) fixed-rate, one-to-four family mortgage loans; (2) selling mortgage loans originated for sale in the secondary market with either servicing rights retained or servicing rights released; and
(3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate CMOs. In conjunction with its mortgage banking activities, the Company uses forward contracts in order to reduce exposure to interest-rate risk, including mortgage loans sold with servicing rights released, where all such loans are sold by obtaining commitments from investors on a loan by loan basis. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity. In addition, the Company has engaged in interest rate swap agreements, from time to time, to synthetically lengthen its liability maturities.

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

     The following table sets forth the Company's estimated NPV and NPV ratios as of March 31, 2003 and 2002, as calculated by the Company.

                        MARCH 31, 2003                    MARCH 31, 2002
                -------------------------------   -------------------------------
  CHANGE IN     ESTIMATED               NPV       ESTIMATED               NPV
INTEREST RATES     NET              SENSITIVITY      NET              SENSITIVITY
   IN BASIS     PORTFOLIO    NPV     IN BASIS     PORTFOLIO    NPV     IN BASIS
    POINTS        VALUE     RATIO     POINTS        VALUE     RATIO     POINTS
--------------  ---------   -----   -----------   ---------   -----   -----------
                             (DOLLARS IN THOUSANDS)
     300        $179,199    7.57%       123       $136,524    6.10%      (218)
     200         181,195    7.54        120        161,250    7.09       (120)
     100         172,562    7.09         75        181,372    7.85        (43)
  Unchanged      155,172    6.34         --        193,892    8.28         --
    (100)        126,481    5.17       (117)       186,886    7.93        (35)

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB advances, and other borrowings. In addition, the Company and the Bank acquired cash and cash equivalents as part of the People's acquisition. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The Bank used cash acquired in the People's acquisition to fund asset growth and repay certain FHLB advances and other borrowings. However, the Bank expects to use deposits, FHLB advances and other borrowings, and retained earnings to fund asset growth in the future, depending on market conditions, the pricing of deposit products, and the pricing of FHLB advances and other borrowings.

     The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2003, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $959.0 million, or 39.7% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At March 31, 2003, the Bank had $712.3 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $354.1 million including the $25.0 million line of credit. At March 31, 2003, the portfolio of putable FHLB advances and putable reverse repurchase agreements totaled $407.5 million, with an average effective interest rate of 4.50%, and an average life to maturity and estimated average life of 6.6 years. The estimated average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

     The Company had two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owned all of the common securities. On July 1, 2002, the Company completed the redemption, at par, of the Capital Trust I 9.76% trust preferred securities totaling $13.8 million. At March 31, 2003, Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding, with an average interest cost of 10.29%, that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010.

     At March 31, 2003, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $573.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from March 31, 2003 totaled $408.2 million. Based on its prior experience and other factors, the Bank expects that it will retain a majority of maturing certificate accounts.

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

     Contractual Obligations and Commitments. The Company has entered into contractual obligations and commitments. The following table presents, as of March 31, 2003, the Company's contractual obligations and commitments:

                                                                 PAYMENTS DUE BY PERIOD
                                                      --------------------------------------------
                                                      LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATIONS                     TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS    YEARS
-----------------------                    --------   ---------   ---------   ---------   --------
                                                                 (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings.......  $696,763    $57,530    $201,747    $106,444    $331,042
Company obligated, mandatorily redeemable
  securities.............................    10,000         --          --          --      10,000
Operating lease obligations..............     7,125      1,171       1,715       1,081       3,158
                                           --------    -------    --------    --------    --------
Total Contractual obligations............  $713,888    $58,701    $203,462    $107,525    $344,200
                                           ========    =======    ========    ========    ========

                                                        AMOUNT OF COMMITMENT EXPIRATION - PER PERIOD
                                              TOTAL     --------------------------------------------
                                             AMOUNTS    LESS THAN                           AFTER 5
OTHER COMMITMENTS                           COMMITTED    1 YEAR     2-3 YEARS   4-5 YEARS    YEARS
-----------------                           ---------   ---------   ---------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Lines of Credit...........................  $291,924    $136,024     $20,002     $5,704     $130,194
Commitments to originate loans............   281,145     281,145          --         --           --
Forward commitments to sell loans.........   296,943     296,943          --         --           --
                                            --------    --------     -------     ------     --------
Total Commitments.........................  $870,012    $714,112     $20,002     $5,704     $130,194
                                            ========    ========     =======     ======     ========

     Other liabilities are short term in nature, except for liabilities related to employee benefit plans, as described in Note 16 to the Consolidated Financial Statements. Refer to Note 14, Financial Instruments with Off-balance Sheet Risk, for more information regarding the nature and business purpose of all off-balance sheet arrangements.

     Capital Resources. At March 31, 2003, the consolidated capital to total assets ratio of the Company was 8.00%. During fiscal year 2003, the Company paid cash dividends to stockholders of $0.14 per share during the first quarter and $0.15 per share during the second and third quarters, and $0.18 per share during the fourth quarter. The Company also paid a cash dividend of $0.20 per share to stockholders during the first quarter of fiscal year 2004. The Company's primary source of funding for these dividends, and payments for periodic stock repurchases, has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

     As of March 31, 2003, the Bank exceeded all of its regulatory capital requirements. The following table presents the Bank's capital position at March 31, 2003:

                                                                                    CAPITAL }
                                                                                ------------------
                                                 ACTUAL    REQUIRED   EXCESS    ACTUAL    REQUIRED
                                                CAPITAL    CAPITAL    AMOUNT    PERCENT   PERCENT
                                                --------   --------   -------   -------   --------
                                                              (DOLLARS IN THOUSANDS)
Tangible......................................  $142,297   $46,771    $95,526     6.08%     2.0%
Tier 1 Core (Leverage)........................   142,297    93,541     48,756     6.08      4.0
Tier 1 Risk-based.............................   135,705    61,687     74,018     9.85      4.0
Total Risk-based..............................   151,759   110,191     41,568    11.02      8.0

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The following table presents the Trust Company's capital position at March 31, 2003:

                                                                                      CAPITAL
                                                                                 ------------------
                                                   ACTUAL    REQUIRED   EXCESS   ACTUAL    REQUIRED
                                                   CAPITAL   CAPITAL    AMOUNT   PERCENT   PERCENT
                                                   -------   --------   ------   -------   --------
                                                                (DOLLARS IN THOUSANDS)
Tier 1 Core (Leverage)...........................  $2,980      $135     $2,845    88.19%     4.0%
Tier 1 Risk-based................................   2,980        48      2,932   246.48      4.0
Total Risk-based.................................   2,980        97      2,883   246.48      8.0

     At the time of conversion, the Bank was required to establish a liquidation account in an amount equal to its retained earnings as of September 30, 1996, which provides a liquidation preference to eligible account holders of the Bank prior to conversion based on such account holder's qualifying deposits. The liquidation account will be reduced to the extent that such account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each such account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. The balance of the liquidation account at March 31, 2003 was approximately $12.4 million.

IMPACT OF NEW ACCOUNTING STANDARDS

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. In the fourth quarter of fiscal 2002, under the provisions of SFAS No. 4, the Company recorded an extraordinary loss from a prepayment penalty on early extinguishment of debt of $962,000, less a tax benefit of $394,000. The Company retroactively adopted SFAS No. 145 effective April 1, 2001, and has reclassified the prepayment penalty on early extinguishment of debt as a component of non-interest expense.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and incorporates without change the provisions of Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5)," which is being superseded. Interpretation No. 45 expands on existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretation No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. Interpretation No. 45's initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted Interpretation No. 45 on January 1, 2003 with no material impact on the Company's Consolidated Financial Statements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The consolidating requirements apply immediately to variable interest entities obtained or created after January 31, 2003. The consolidating requirements apply to entities existing as of January 31, 2003 for the interim period beginning after June 30, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on the Company's Consolidated Financial Statements.

     In April of 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires derivatives contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's Consolidated Financial Statements.

     In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to clarify a financial instrument within the scope of the statement as a liability if the financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into on or modified after May 31, 2003, and is effective for the interim period beginning after June 30, 2003 for financial instruments existing before May 31, 2003. The effect of adoption of SFAS No. 150 is to be reported as a cumulative effect of change in accounting principle. The Company does not believe the adoption of SFAS No. 150 will have a material impact on the Company's Consolidated Financial Statements.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2003.

     The Registrant has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics, as filed with the Securities and Exchange Commission, will be furnished without charge to any persons upon written request to Phillip Campbell, Vice President, Director of Marketing, Corporate Planning and Investor Relations, FIRSTFED AMERICA BANCORP, INC., ONE FIRSTFED PARK, Swansea, Massachusetts 02777. The Code of Ethics may also be found at the Company's website at www.firstfedamerica.com.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to Directors' and executive compensation is incorporated herein by reference to the sections captioned "Proposal
1 -- Election of Directors -- Directors Compensation" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Stock Ownership" and "Proposal 1 -- Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF
                                                                                               SECURITIES
                                                      NUMBER OF           WEIGHTED        REMAINING AVAILABLE
                                                  SECURITIES TO BE    AVERAGE EXERCISE    FOR FUTURE ISSUANCE
                                                     ISSUED UPON          PRICE OF            UNDER EQUITY
                                                     EXERCISE OF         OUTSTANDING          COMPENSATION
                                                     OUTSTANDING          OPTIONS,          PLANS (EXCLUDING
                                                  OPTIONS, WARRANTS     WARRANTS AND      SECURITIES REFLECTED
                                                     AND RIGHTS            RIGHTS            IN COLUMN (A)
PLAN CATEGORY (1)                                        (A)                 (B)                  (C)
-----------------                                 -----------------   -----------------   --------------------
Equity compensation plans approved by security
  holders.......................................      1,097,581            $17.28               180,105
                                                      ---------            ------               -------
  Total.........................................      1,097,581            $17.28               180,105
                                                      =========            ======               =======

---------------
(1) The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2003.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluates the effectiveness of the design and operation of its disclosure controls and procedures. Based on an evaluation of such controls and procedures within 90 days of the filing date of this annual report, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. The Company made no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information relating to Principal Accountant Fees and Services is incorporated by reference to the section captioned "Proposal 2 -- Ratification of Independent Auditors" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to he held on July 31, 2003

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

        (1) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (2)  Exhibits

        (a)     The following exhibits are filed as part of this report.
         3.1    Certificate of Incorporation of FIRSTFED AMERICA BANCORP,
                INC.(1)
         3.2    Bylaws of FIRSTFED AMERICA BANCORP, INC.(2)
         4.0    Stock Certificate of FIRSTFED AMERICA BANCORP, INC.(1)
         4.1 The Registrant will furnish upon request copies of all long-term instruments of the Registrant and its consolidated subsidiaries.
        10.1    Employment Agreement between the Bank and Robert F. Stoico
                (filed herewith)
        10.2    Employment Agreement between the Company and Kevin J.
                McGillicuddy and Employment Agreement between the Bank and Kevin J. McGillicuddy (filed herewith)
        10.3    Employment Agreement between the Company and Frederick R.
                Sullivan and Employment Agreement between the Bank and Frederick R. Sullivan (filed herewith)
        10.4    Employment Agreement between the Bank and Edward A. Hjerpe,
                III (filed herewith)
        10.5    Employment Agreement between the Company and Robert F.
                Stoico(3)
        10.6    Employment Agreement between the Company and Edward A.
                Hjerpe, III(3)
        10.7    First Federal Savings Bank of America Employee Stock
                Ownership Plan and Trust(1)
        10.8    FIRSTFED AMERICA BANCORP, INC. 1997 Stock-Based Incentive
                Plan, as amended and restated(4)
        10.9    First Federal Savings Bank of America 1997 Supplemental
                Executive Retirement Plan(1)
        10.10   FIRSTFED AMERICA BANCORP, INC. 1998 Stock Option Plan(5)
        10.11   First Federal Savings Bank of America Incentive and Salary
                Deferral Plan (filed herewith)
        11.0 Computation of earnings per share is incorporated by reference to the Consolidated Statements of Operations on page F-4.
        13.0 Portions of the 2003 Annual Report to Shareholders (filed herewith)
        21.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiary Activities" in "Item 1.
                Business -- General"
        23.1    Consent of Independent Auditors (filed herewith)
        99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

        99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        99.3    Code of Ethics (filed herewith)

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

     (5) Incorporated by reference into this document from the Proxy Statement for the 1998 Annual Meeting of Shareholders dated June 15, 1998.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED AMERICA BANCORP, INC.

                                          By: /s/   ROBERT F. STOICO
                                            ------------------------------------
                                                      Robert F. Stoico
                                               President and Chief Executive
                                                           Officer
DATED: June 24, 2003

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

                       NAME                                        TITLE                      DATE
                       ----                                        -----                      ----

               /s/ ROBERT F. STOICO                  President and Chief Executive        June 24, 2003
---------------------------------------------------    Officer and Chairman of the
                 Robert F. Stoico                      Board (Principal Executive
                                                       Officer)

             /s/ EDWARD A. HJERPE, III               Executive Vice President, Chief      June 24, 2003
---------------------------------------------------    Operating Officer and Chief
               Edward A. Hjerpe, III                   Financial Officer (Principal
                                                       Accounting and Financial
                                                       Officer)

              /s/ GILBERT C. OLIVEIRA                Director                             June 24, 2003
---------------------------------------------------
                Gilbert C. Oliveira

            /s/ THOMAS A. RODGERS, JR.               Director                             June 24, 2003
---------------------------------------------------
              Thomas A. Rodgers, Jr.

             /s/ RICHARD W. CEDERBERG                Director                             June 24, 2003
---------------------------------------------------
               Richard W. Cederberg

              /s/ JOHN S. HOLDEN, JR.                Director                             June 24, 2003
---------------------------------------------------
                John S. Holden, Jr.

              /s/ DR. PAUL A. RAYMOND                Director                             June 24, 2003
---------------------------------------------------
                Dr. Paul A. Raymond

               /s/ ANTHONY L. SYLVIA                 Director                             June 24, 2003
---------------------------------------------------
                 Anthony L. Sylvia

              /s/ B. BENJAMIN CAVALLO                Director                             June 24, 2003
---------------------------------------------------
                B. Benjamin Cavallo

                                 CERTIFICATION

I, Robert F. Stoico, certify that:

          1. I have reviewed this annual report on Form 10-K of FIRSTFED AMERICA BANCORP, INC.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/      ROBERT F. STOICO
                                          --------------------------------------
                                           Chairman of the Board, President and
                                                 Chief Executive Officer

Date: June 24, 2003

                                 CERTIFICATION

I, Edward A. Hjerpe, III, certify that:

          1. I have reviewed this annual report on Form 10-K of FIRSTFED AMERICA BANCORP, INC.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/    EDWARD A. HJERPE, III
                                          --------------------------------------
                                             Executive Vice President, Chief
                                                        Operating
                                           Officer and Chief Financial Officer

Date: June 24, 2003

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 31, 2003 and 2002...  F-3
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 2003, 2002 and 2001.............................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended March 31, 2003, 2002 and
  2001......................................................  F-5 to F-6
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 2003, 2002 and 2001.......................  F-7 to F-8
Notes to Consolidated Financial Statements..................  F-9 to F-45

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FIRSTFED AMERICA BANCORP, INC.:

     We have audited the accompanying consolidated balance sheets of FIRSTFED AMERICA BANCORP, INC. and subsidiaries, (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRSTFED AMERICA BANCORP, INC. and subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                   [KPMG LLP SIG LOGO]

Boston, Massachusetts
April 23, 2003

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                        ASSETS
                                                                    2003          2002
                                                              ----------    ----------
Cash on hand and due from banks.............................  $   53,529    $   44,159
Short-term investments......................................       2,000       100,890
                                                              ----------    ----------
  Total cash and cash equivalents...........................      55,529       145,049
Mortgage loans held for sale................................     245,745       127,477
Investment securities available for sale, at fair value
  (amortized cost of $16,659 and $81,602)...................      22,730        84,656
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $623,841 and $579,713).................     634,965       578,618
Mortgage-backed securities held to maturity (fair value of
  $956 and $1,235)..........................................         934         1,203
Stock in Federal Home Loan Bank of Boston, at cost..........      58,433        58,433
Loans receivable, net of allowance for loan losses of
  $19,335 and $19,237.......................................   1,241,331     1,125,750
Accrued interest receivable.................................       7,588        10,376
Mortgage servicing rights, net of valuation allowance of
  $3,095 and $490...........................................       5,971         6,505
Office properties and equipment, net........................      38,298        37,775
Bank-owned life insurance...................................      37,513        35,652
Goodwill and other intangible assets........................      53,659        55,779
Deferred income tax assets, net.............................       8,690        13,398
Prepaid expenses and other assets...........................       3,092        13,777
                                                              ----------    ----------
          Total assets......................................  $2,414,478    $2,294,448
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $1,427,107    $1,317,263
  FHLB advances and other borrowings........................     712,253       754,820
  Company obligated, mandatorily redeemable securities......      11,324        25,657
  Advance payments by borrowers for taxes and insurance.....       5,974         6,163
  Accrued interest payable..................................       3,607         4,814
  Other liabilities.........................................      61,129        30,384
                                                              ----------    ----------
          Total liabilities.................................   2,221,394     2,139,101
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued................................          --            --
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 10,818,840 and 10,606,589 shares issued in
     2003 and 2002..........................................         108           106
  Additional paid-in capital................................     125,306       119,149
  Retained earnings.........................................      97,100        79,245
  Accumulated other comprehensive income....................       9,777         1,401
  Unallocated ESOP shares...................................      (1,549)       (2,323)
  Unearned 1997 stock-based incentive plan..................        (112)       (1,553)
  Treasury stock; at cost (2,375,257 and 2,577,687 shares at
     2003 and 2002).........................................     (37,546)      (40,678)
                                                              ----------    ----------
          Total stockholders' equity........................     193,084       155,347
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $2,414,478    $2,294,448
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2003        2002        2001
                                                              --------    --------    --------
Interest and dividend income:
  Loans.....................................................  $ 84,766    $ 71,511    $ 77,116
  Mortgage-backed securities................................    34,331      31,152      33,507
  Investment securities.....................................     3,370       2,108         719
  Federal Home Loan Bank stock..............................     2,082       2,078       2,733
                                                              --------    --------    --------
         Total interest and dividend income.................   124,549     106,849     114,075
                                                              --------    --------    --------
Interest expense:
  Deposits..................................................    26,912      25,430      26,252
  Borrowed funds............................................    39,924      43,696      53,143
                                                              --------    --------    --------
         Total interest expense.............................    66,836      69,126      79,395
                                                              --------    --------    --------
         Net interest income before provision for loan
           losses...........................................    57,713      37,723      34,680
Provision for loan losses...................................       525       1,200       1,200
                                                              --------    --------    --------
         Net interest income after provision for loan
           losses...........................................    57,188      36,523      33,480
                                                              --------    --------    --------
Non-interest income:
  Service charges on deposit accounts.......................     3,360       2,071       1,622
  Trust fee income..........................................     1,431       1,395       1,028
  Loan servicing (expense) income...........................    (1,557)      1,054       1,456
  Insurance commission income...............................     1,238       1,130       1,048
  Earnings on bank-owned life insurance.....................     1,861       1,889       1,637
  Gain on sale of mortgage loans, net.......................    27,104       5,589         583
  Gain on sale of investments securities available for
    sale....................................................     5,189       1,003          --
  Other income..............................................     2,905       2,191       1,584
                                                              --------    --------    --------
         Total non-interest income..........................    41,531      16,322       8,958
                                                              --------    --------    --------
Non-interest expense:
  Compensation and employee benefits........................    36,613      19,951      17,786
  Office occupancy and equipment............................     8,406       4,409       4,447
  Data processing...........................................     3,017       2,145       1,694
  Advertising and business promotion........................     1,342         709       1,038
  Prepayment penalties on early extinguishment of debt......        --         962          --
  Amortization of intangible assets.........................     2,410         294          84
  Other expense.............................................     9,281       4,520       4,004
                                                              --------    --------    --------
         Total non-interest expense.........................    61,069      32,990      29,053
                                                              --------    --------    --------
         Income before income tax expense...................    37,650      19,855      13,385
Income tax expense..........................................    14,614       6,962       4,221
                                                              --------    --------    --------
         Net income before cumulative effect of accounting
           change...........................................    23,036      12,893       9,164
Cumulative effect of change in accounting for derivative
  instruments and hedging activities, net of $237 tax
  benefit...................................................        --        (461)         --
                                                              --------    --------    --------
         Net income.........................................  $ 23,036    $ 12,432    $  9,164
                                                              ========    ========    ========
Basic EPS before cumulative effect of accounting change.....  $   2.86    $   2.17    $   1.57
Cumulative effect of accounting change......................        --       (0.08)         --
                                                              --------    --------    --------
Basic EPS...................................................  $   2.86    $   2.09    $   1.57
                                                              ========    ========    ========
Diluted EPS before cumulative effect of accounting change...  $   2.79    $   2.15    $   1.56
Cumulative effect of accounting change......................        --       (0.08)         --
                                                              --------    --------    --------
Diluted EPS.................................................  $   2.79    $   2.07    $   1.56
                                                              ========    ========    ========
Weighted average shares outstanding -- basic................     8,041       5,949       5,854
                                                              ========    ========    ========
Weighted average shares outstanding -- diluted..............     8,270       5,993       5,864
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            UNEARNED
                                                                                              1997
                                                              ACCUMULATED                  STOCK-BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  2000....................   $ 87     $ 85,449    $63,270       $(4,470)       $(3,872)      $(4,438)    $(34,321)    $101,705
  Earned SIP stock
    awards................     --         (154)        --            --             --         1,440           --        1,286
  Earned ESOP shares
    charged to expense....     --          290         --            --            774            --           --        1,064
  Cash dividends declared
    and paid ($0.37 per
    share)................     --           --     (2,386)           --             --            --           --       (2,386)
  Common stock repurchased
    (442,979 shares at an
    average price of
    $13.42 per share).....     --           --         --            --             --            --       (5,963)      (5,963)
  Common stock acquired
    for certain employee
    benefit plans (34,425
    shares at an average
    price of $12.64 per
    share)................     --           --         --            --             --            --         (435)        (435)
  Common stock sold for
    certain employee
    benefit plans (6,966
    shares at an average
    price of $14.68 per
    share)................     --           --         --            --             --            --          102          102
  Comprehensive income
    (loss):
    Net income............     --           --      9,164            --             --            --           --        9,164
    Other comprehensive
      income, net of tax
      Unrealized holding
        gains on available
        for sale
        securities, net of
        tax...............     --           --         --         7,021             --            --           --           --
      Reclassification
        adjustment for
        losses (gains)
        included in net
        income............     --           --         --            --             --            --           --           --
                                                                -------
      Net unrealized
        gains.............     --           --         --         7,021             --            --           --        7,021
                                                                                                                      --------
        Total
          comprehensive
          income..........                  --         --            --             --            --           --       16,185
                             ----     --------    -------       -------        -------       -------     --------     --------
Balance at March 31,
  2001....................     87       85,585     70,048         2,551         (3,098)       (2,998)     (40,617)     111,558
  Common stock issued for
    People's acquisition,
    less issuance costs...     19       31,656         --            --             --            --           --       31,675
  Fair value of People's
    stock options
    assumed...............     --        1,375         --            --             --            --           --        1,375
  Earned SIP stock
    awards................     --         (155)        --            --             --         1,445           --        1,290
  Earned ESOP shares
    charged to expense....     --          617         --            --            775            --           --        1,392
  Stock options
    exercised.............     --           71         --            --             --            --           --           71
  Cash dividends declared
    and paid ($0.52 per
    share)................     --           --     (3,235)           --             --            --           --       (3,235)
  Common stock acquired
    for certain employee
    benefit plans (3,651
    shares at an average
    price of $16.74 per
    share)................     --           --         --            --             --            --          (61)         (61)
  Comprehensive income
    (loss):
    Net income............     --           --     12,432            --             --            --           --       12,432
    Other comprehensive
      income, net of tax
      Unrealized holding
      losses on available
      for sale securities,
      net of tax..........     --           --         --          (661)            --            --           --           --
      Reclassification
        adjustment for
        gains included in
        net income, net of
        tax...............     --           --         --          (489)            --            --           --           --
                                                                -------
      Net unrealized
        losses............     --           --         --        (1,150)            --            --           --       (1,150)
                                                                                                                      --------
        Total
          comprehensive
          income..........     --           --         --            --             --            --           --       11,282
                             ----     --------    -------       -------        -------       -------     --------     --------
Balance at March 31,
  2002....................   $106     $119,149    $79,245       $ 1,401        $(2,323)      $(1,553)    $(40,678)    $155,347
                             ====     ========    =======       =======        =======       =======     ========     ========
                                                                                                      (continued)

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            UNEARNED
                                                                                              1997
                                                              ACCUMULATED                  STOCK-BASED
                                     ADDITIONAL                  OTHER       UNALLOCATED    INCENTIVE                   TOTAL
                            COMMON    PAID-IN     RETAINED   COMPREHENSIVE      ESOP       PLAN (SIP)    TREASURY   STOCKHOLDERS'
                            STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES        SHARES       STOCK        EQUITY
                            ------   ----------   --------   -------------   -----------   -----------   --------   -------------
Balance at March 31,
  2002....................   $106     $119,149    $79,245       $ 1,401        $(2,323)      $(1,553)    $(40,678)    $155,347
  Earned SIP stock
    awards................     --         (154)        --            --             --         1,441           --        1,287
  Earned ESOP shares
    charged to expense....     --        1,206         --            --            774            --           --        1,980
  Stock options
    exercised.............      2        3,322         --            --             --            --           --        3,324
  Cash dividends declared
    and paid ($0.62 per
    share)................     --           --     (5,181)           --             --            --           --       (5,181)
  Common stock acquired
    for certain employee
    benefit plans (2,751
    shares at an average
    price of $26.04 per
    share)................     --           --         --            --             --            --          (72)         (72)
  Common stock issued in
    private placement
    (202,430 shares at
    $24.70 per share).....     --        1,796         --            --             --            --        3,204        5,000
  Common stock issuance
    costs.................     --          (13)        --            --             --            --           --          (13)
  Comprehensive income:
    Net income............     --           --     23,036            --             --            --           --       23,036
    Other comprehensive
      income, net of tax
      Unrealized holding
      gains on available
      for sale securities,
      net of tax..........     --           --         --        11,230             --            --           --           --
      Reclassification
        adjustment for
        gains included in
        net income, net of
        tax...............     --           --         --        (2,854)            --            --           --           --
                                                                -------
      Net unrealized
        gains.............     --           --         --         8,376             --            --           --        8,376
                                                                                                                      --------
        Total
          comprehensive
          income..........     --           --         --            --             --            --           --       31,412
                             ----     --------    -------       -------        -------       -------     --------     --------
Balance at March 31,
  2003....................   $108     $125,306    $97,100       $ 9,777        $(1,549)      $  (112)    $(37,546)    $193,084
                             ====     ========    =======       =======        =======       =======     ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                 2003           2002           2001
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income................................................  $    23,036    $    12,432    $     9,164
    Adjustments to reconcile net income to net cash (used
      in) provided by operating activities:
      Amortization (accretion) of:
         Premiums (discounts), net..........................       (1,916)            36           (413)
         Deferred loan origination costs....................        1,114          1,360            454
         Mortgage servicing rights..........................        3,146          2,850          2,450
         Intangible assets..................................        2,410            294             84
      Provision for loan losses.............................          525          1,200          1,200
      Provision for losses on mortgage servicing rights.....        2,605            240             --
      Gains on sales of:
         Mortgage loans.....................................      (27,104)        (5,589)          (583)
         Investment and mortgage-backed securities
           available-for-sale...............................       (5,189)        (1,003)            --
         Office property and equipment......................           (8)           (97)            (4)
         Real estate owned and other repossessed assets.....          (36)           (24)           (41)
      Net proceeds from sales of mortgage loans.............    2,749,763        647,559        119,710
      Origination of mortgage loans held for sale...........   (2,842,115)      (649,580)      (155,855)
      Income from bank-owned life insurance.................       (1,861)        (1,889)        (1,637)
      Unrealized loss (gain) on investments in limited
         partnerships.......................................          241            518           (128)
      Depreciation of office properties and equipment.......        4,281          2,389          2,640
      Appreciation in fair value of ESOP shares.............        1,206            617            290
      Earned SIP shares.....................................        1,287          1,290          1,286
      Increase or decrease in:
         Accrued interest receivable........................        2,788          2,111           (910)
         Other assets.......................................        3,962         (6,244)          (258)
         Accrued interest payable...........................       (1,207)        (2,958)         1,377
         Other liabilities..................................       30,745          1,483          2,120
                                                              -----------    -----------    -----------
         Net cash (used in) provided by operating
           activities.......................................      (52,327)         6,995        (19,054)
                                                              -----------    -----------    -----------
(continued)

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                 2003           2002           2001
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Cash acquired, net of payments for acquisition............  $        --    $   253,396    $        --
  Purchase of investment securities available for sale......       (1,725)       (14,921)          (342)
  Purchase of mortgage-backed securities available for
    sale....................................................     (482,909)      (224,094)       (45,163)
  Payments received on mortgage-backed securities...........      347,897        235,464         98,020
  Proceeds from sale of investments securities available for
    sale....................................................       66,702            753             --
  Proceeds from sale of mortgage-backed securities available
    for sale................................................       91,944         19,820             --
  Purchase of the Federal Home Loan Bank Stock..............           --             --         (9,441)
  Maturities of investment securities available for sale....        3,011             --            200
  Net (increase) decrease in loans..........................     (119,881)       157,568        (90,547)
  Proceeds from sale of office equipment....................          679          1,009             46
  Proceeds from sales of real estate owned..................          250            315            345
  Purchases of office properties and equipment..............       (5,475)        (1,869)        (1,533)
  Purchase of investments in limited partnerships...........         (375)          (173)          (100)
                                                              -----------    -----------    -----------
         Net cash (used in) provided by investing
           activities.......................................      (99,882)       427,268        (48,515)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Net increase in deposits..................................      111,133         52,320         42,734
  Proceeds from FHLB advances and other borrowings..........    6,593,829      1,535,343      3,799,213
  Repayments on FHLB advances and other borrowings..........   (6,645,916)    (1,896,558)    (3,764,111)
  Net change in advance payments by borrowers for taxes and
    insurance...............................................         (189)        (1,082)          (116)
  Cash dividends paid.......................................       (5,181)        (3,235)        (2,386)
  Payments to acquire common stock for treasury stock and
    stock issuance costs....................................          (85)           (61)        (6,296)
  Common stock issued in private placement..................        5,000             --             --
  Stock options exercised...................................        3,324             71             --
  Reduction in unearned ESOP shares.........................          774            775            774
                                                              -----------    -----------    -----------
         Net cash provided by (used in) financing
           activities.......................................       62,689       (312,427)        69,812
                                                              -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents........      (89,520)       121,836          2,243
Cash and cash equivalents at beginning of year..............      145,049         23,213         20,970
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $    55,529    $   145,049    $    23,213
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    68,043    $    72,084    $    78,018
                                                              ===========    ===========    ===========
    Income taxes............................................  $    11,883    $     7,124    $     4,456
                                                              ===========    ===========    ===========
Supplemental disclosures of noncash investing activities:
  Property acquired in settlement of loans..................  $       168    $       149    $       479
                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003, 2002 AND 2001

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

     As more fully described in note 5, the Bank converted from a mutual savings bank to a capital stock savings bank on January 15, 1997.

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

     Capital Trust I is a Delaware Business Trust formed in 1997, and Capital Trust II is a New York Common Law Trust formed in 2000 (see note 12).

     The Bank includes its wholly-owned subsidiaries: People's Mortgage Corporation ("PMC"), a Massachusetts corporation, FIRSTFED INVESTMENT CORPORATION, a Massachusetts security corporation, and CELMAC INVESTMENT CORPORATION, a Massachusetts security corporation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     In preparing these financial statements, management is required to make estimates that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES change relate to the determination of the allowance for loan losses, valuation of goodwill, valuation of derivatives and valuation of mortgage servicing rights.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year's presentation.

  CASH AND DUE FROM BANKS

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based upon deposit levels and amounted to $6.7 million at March 31, 2003.

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

  MORTGAGE BANKING AND MORTGAGE LOANS HELD FOR SALE

     The Company sells mortgage loans originated for sale in the secondary market with either servicing rights retained or servicing rights released. Mortgage loans held for sale without effective fair value hedges are carried at the lower of aggregate cost or market. Mortgage loans held for sale by PMC with effective fair value hedges are carried at fair value. Changes in the carrying value of mortgage loans held for sale are included as a component of gain (loss) on sale of mortgage loans. Considered in the calculation of cost are unamortized deferred loan origination fees and costs, and mortgage servicing rights when applicable. Forward commitments to sell loans are contracts that the Company enters into for the purpose of reducing the market risk associated with originating mortgage loans held for sale should interest rates change. Forward commitments are recorded at fair value, with adjustments included in other assets and the offset included as a component of gain (loss) on sale of mortgage loans. Commitments to originate interest rate-locked loans for sale are also recorded at the fair value, with adjustments included in other assets and the offset included as a component of gain (loss) on sale of mortgage loans.

     Mortgage loans held for sale with servicing rights released and related commitments to originate mortgage loans are hedged with forward commitments to sell to secondary market investors. The relationship between the hedging instruments and hedged items are formally documented, including risk management objective and strategy for undertaking hedge transactions. The Company assesses, both at hedge inception and on an ongoing basis, whether the commitments to sell are highly effective in offsetting changes to the fair value of the loans held for sale and commitments to originate. The Company discontinues hedge accounting when it is determined that the hedge is no longer highly effective in offsetting the changes in fair value.

     Gain or loss on sale of mortgage loans is recognized at the time of sale. Such gain or loss results from the combination of (1) the difference between the net cash paid by the investor for the loan and the loan's

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES carrying value; (2) the calculated present value of the difference between the interest rate paid by the borrower on the loan sold and the interest rate guaranteed to the investor, adjusted for mortgage servicing fees and considering estimated loan prepayments; and (3) any origination fees, net of applicable origination costs, retained by the Company.

     Capitalized mortgage servicing rights are recognized, based on the allocated fair value of the rights to service mortgage loans for others. Mortgage servicing rights are amortized to loan servicing fee income using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights. Prepayment experience on mortgage servicing rights is reviewed quarterly and, when actual repayments exceed estimated prepayments, the balance of the mortgage servicing assets is reduced by a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment include loan type, interest rate, loan origination date, and term to maturity.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

     Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. In addition, the OTS, as an integral part of their examination process, periodically reviews the Company's allowance for loan losses. The OTS and the FDIC may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

  OFFICE PROPERTIES AND EQUIPMENT

     Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation of office properties and equipment is determined on the straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses. Office properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  BANK OWNED LIFE INSURANCE

     Bank owned life insurance ("BOLI") represents life insurance on certain senior level employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes. BOLI is reported on the balance sheet at cash value.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and certain other intangible assets arise in business combinations accounted for under the purchase method. Goodwill represents the difference between the cost of an acquired company and the sum of the fair values of the tangible and identifiable intangible assets acquired less the fair value of the tangible liabilities assumed. Other intangible assets are amortized over their estimated useful lives, not exceeding ten years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is evaluated for impairment at least annually, and may include a number of fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues or earnings. The Company performed its annual impairment test during the fourth quarter of fiscal year 2003 and concluded that the amount of recorded goodwill was not impaired. Absent any impairment indicators, the Company expects to perform its next impairment test during the third quarter of fiscal 2004.

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

  STOCK OPTIONS

     The Company continues to follow the intrinsic value method for accounting for stock options. Accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                          2003       2002       2001
                                                         -------    -------    ------
Net income as reported.................................  $23,036    $12,432    $9,164
Pro forma net income...................................   22,619     11,188     8,869
Basic earning per share as reported....................     2.86       2.09      1.57
Diluted earnings per share as reported.................     2.79       2.07      1.56
Pro forma basic earnings per share.....................     2.81       1.88      1.51
Pro forma diluted earnings per share...................     2.74       1.87      1.51

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The fair value of stock options was determined by using the trinomial option pricing model. The following assumptions were inputs to the model:

                                                          2003       2002       2001
                                                          -----      -----      -----
Expected dividend yield.................................   2.86%      1.76%      2.66%
Risk-free interest rate.................................   3.13%      4.88%      5.05%
Expected volatility.....................................  18.44%     23.56%     18.49%
Expected life in years..................................    6.8        5.8        7.1

     The per share weighted average fair value of stock options granted during fiscal year 2001 was $2.56.

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

  TRANSFERS AND SERVICING OF ASSETS AND EXTINGUISHMENT OF LIABILITIES

     The Company accounts and reports for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This approach distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. After a transfer of financial assets, the Company recognizes all financial and servicing assets it controls and liabilities it has incurred, and derecognizes financial assets it no longer controls and liabilities that have been extinguished. This financial components approach focuses on control of the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the Company accounts for a transfer as a secured borrowing with a pledge of collateral.

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

     A reconciliation of the weighted average shares outstanding for the years ended March 31, 2003, 2002 and 2001 follows (in thousands):

                                                              2003    2002    2001
                                                              -----   -----   -----
Basic shares................................................  8,041   5,949   5,854
Dilutive impact of stock options............................    229      44      10
                                                              -----   -----   -----
Diluted shares..............................................  8,270   5,993   5,864
                                                              =====   =====   =====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  COMPREHENSIVE INCOME

     Comprehensive income is defined as all changes to equity except investments by and distribution to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The following is a reconciliation of comprehensive income for years ended March 31, 2003, 2002 and 2001 (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Net income..............................................  $23,036   $12,432   $ 9,164
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on available for sale
     securities:
     Unrealized holding gains (losses) arising during
       the period, net of taxes of $9,914, ($695) and
       $4,398, respectively.............................   11,230      (661)    7,021
     Less: reclassification adjustment for gains
       included in net income, net of taxes of $2,335
       and $514, respectively...........................   (2,854)     (489)       --
                                                          -------   -------   -------
Comprehensive income....................................  $31,412   $11,282   $16,185
                                                          =======   =======   =======

  STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and due from banks and short-term investments. Short-term investments have original maturities of 90 days or less.

  TRUST ASSETS

     Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company. Trust assets under administration were $473.7 million at March 31, 2003 and $521.4 million at March 31, 2002. Income from trust activities is reported on an accrual basis.

  RECENT ACCOUNTING DEVELOPMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on April 1, 2002 with no material impact on its financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

Events and Transactions." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. In the fourth quarter of fiscal 2002, under the provisions of SFAS No. 4, the Company recorded an extraordinary loss from a prepayment penalty on early extinguishment of debt of $962,000, less a tax benefit of $394,000. The Company retroactively adopted SFAS No. 145 effective April 1, 2001, and has reclassified the prepayment penalty on early extinguishment of debt as a component of non-interest expense.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and incorporates without change the provisions of Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5)," which is being superseded. Interpretation No. 45 expands on existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretation No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. Interpretation No. 45's initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted Interpretation No. 45 on January 1, 2003 with no material impact on the Company's Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation, and does not believe the adoption of SFAS No. 148 will have a material impact on the Company's Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The consolidating requirements apply immediately to variable interest entities obtained or created after January 31, 2003. The consolidating requirements apply to entities existing as of January 31, 2003 for the interim period beginning after June 30, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on the Company's Consolidated Financial Statements.

     In April of 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires derivatives contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's Consolidated Financial Statements.

     In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to clarify a financial instrument within the scope of the statement as a liability if the financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into on or modified after May 31, 2003, and is effective for the interim period beginning after June 30, 2003 for financial instruments existing before May 31, 2003. The effect of adoption of SFAS No. 150 is to be reported as a cumulative effect of change in accounting principle. The Company does not believe the adoption of SFAS No. 150 will have a material impact on the Company's Consolidated Financial Statements.

(3) ACQUISITIONS

     On February 28, 2002, the Company completed the acquisition of People's Bancshares, Inc. ("People's"), New Bedford, Massachusetts, for $40.3 million in cash and 1.9 million shares of the Company's common stock. The total acquisition cost of People's, including the fair value of stock options assumed and certain merger costs, was $75.0 million. The value of the common stock issued was determined based on the average market price of the Company common stock over the two-day period before and the two-day period after the definitive agreement of the acquisition was announced (October 1, 2001). The acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations." The results of People's operations have been included in the consolidated financial statements since March 1, 2002.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for People's at the date of acquisition (in thousands):

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
                                                                  ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

     The following table summarizes on a pro forma basis the results of operations of the Company assuming that the acquisition of People's had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisitions and the amortization of the purchase accounting adjustments that affected net interest income and non-interest expense. In addition, an assumed interest charge related to the funding of the cash purchase of People's was deducted from the operating results in both 2002 and 2001. No effect has been given to cost savings or revenue enhancements in this presentation. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data):

                                                              PROFORMA COMBINED FOR THE
                                                                YEARS ENDED MARCH 31,
                                                              -------------------------
                                                                2002            2001
                                                              ---------       ---------
Net interest income before loan loss provision..............   $61,447         $65,914
Provision for loan loss.....................................       734           1,200
                                                               -------         -------
Net interest income after loan loss provision...............    60,713          64,714
Non-interest income.........................................    26,931          17,610
Non-interest expense........................................    70,152          57,016
                                                               -------         -------
  Income before income tax expense..........................    17,492          25,308
Income tax expense..........................................     6,333           8,252
                                                               -------         -------
     Net income before cumulative effect of accounting
      change................................................    11,159          17,056
Cumulative effect of change in accounting for derivative
  instruments and hedging activities, net of tax............      (461)             --
                                                               -------         -------
     Net income.............................................   $10,698         $17,056
                                                               =======         =======
Basic earnings per share before cumulative effect of
  accounting change.........................................   $  1.45         $  2.20
Basic earnings per share....................................   $  1.39         $  2.20
Diluted earnings per share before cumulative effect of
  accounting change.........................................   $  1.44         $  2.20
Diluted earnings per share..................................   $  1.38         $  2.20
Weighted average shares outstanding -- basic................     7,684           7,750
Weighted average shares outstanding -- diluted..............     7,728           7,760

     In March 2000, the Agency purchased two local independent agencies, Smith-Cochrane Insurance Agency, Inc. and All Risk Insurance Agency of Swansea for a total of $1.1 million. Since these acquisitions were accounted for under the purchase method of accounting, the results of the acquisitions are included for the periods subsequent to the acquisition date. The Agency made additional payments of $95,000 in March 2001, $95,000 in April 2002 and $280,000 in March 2003, which were recorded as goodwill. The goodwill recorded in connection with the acquisitions was $1.4 million at March 31, 2003.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. As of the date of adoption, the Company had goodwill in the amount of $43.5 million, a core deposit intangible asset of $11.7 million and a non-compete intangible asset of $498,000, all of which will be subject to the transition provisions of SFAS No. 142. The Company completed the transitional impairment testing provisions of SFAS No. 142, and concluded that the amount of recorded goodwill was not impaired as of April 1, 2002. In addition, the Company performed its annual impairment test during the fourth quarter of fiscal year 2003 and concluded that the amount of recorded goodwill was not impaired. The Company does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standard. Amortization expense of intangible assets for fiscal year 2003 increased to $2.4 million from $294,000 in fiscal year 2002 due to amortization of the identifiable intangible assets recorded in connection with the People's acquisition, partially offset by discontinuing all goodwill amortization. The retroactive adoption of SFAS No. 142 would have resulted in an insignificant effect on net income and diluted earnings per share for the year ended March 31, 2002.

     The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

                                                           CORE                       TOTAL
                                                         DEPOSIT     NON-COMPETE   IDENTIFIABLE
                                                        INTANGIBLE   INTANGIBLE     INTANGIBLE
                                             GOODWILL     ASSET         ASSET         ASSETS
                                             --------   ----------   -----------   ------------
Balance at March 31, 2002..................  $43,535     $11,746        $ 498        $12,244
Recorded during the period.................      375          --           --             --
Amortization expense.......................       --      (2,150)        (260)        (2,410)
Impairment recognized......................       --          --           --             --
Adjustment of purchase accounting
  estimates................................      (79)         --           --             --
Change in deferred taxes related to
  purchase accounting adjustments..........       (6)         --           --             --
                                             -------     -------        -----        -------
Balance at March 31, 2003..................  $43,825     $ 9,596        $ 238        $ 9,834
                                             =======     =======        =====        =======

Estimated amortization expense for fiscal
  years ended March 31:
     2004..................................  $    --     $ 1,933        $ 238        $ 2,171
     2005..................................       --       1,717           --          1,717
     2006..................................       --       1,500           --          1,500
     2007..................................       --       1,283           --          1,283
     2008..................................       --       1,066           --          1,066
     After 2008............................       --       2,097           --          2,097

     The components of identifiable intangible assets at March 31, 2003 are as follows (in thousands):

                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                     AMOUNT       AMORTIZATION      AMOUNT
                                                 --------------   ------------   ------------
Core deposit intangible asset..................     $11,926          $2,330         $9,596
Non-compete intangible asset...................         520             282            238
                                                    -------          ------         ------
                                                    $12,446          $2,612         $9,834
                                                    =======          ======         ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(5) STOCKHOLDERS' EQUITY

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

     Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of Conversion in an amount equal to the retained earnings of the Bank as of the date of its latest balance sheet date, September 30, 1996, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount at the liquidation account is decreased if the balances of eligible depositors decrease at the annual determination dates. The liquidation account approximated $12.4 million (unaudited) at March 31, 2003.

     The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

     In addition to the 25,000,000 authorized shares of common stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 2003, there were no shares of preferred stock issued.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core, Tier 1 risk-based, and total risk-based capital (as defined). As of March 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     As of March 31, 2003, the Bank was, by regulatory definition, "well capitalized" based on its ratios of tangible, core, Tier 1 risk-based, and total risk-based capital. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual and required capital amounts and ratios are presented in the following table (dollars in thousands). No deduction was taken from capital for interest-rate risk.

                                                                                    TO BE WELL
                                                                                   CAPITALIZED
                                                               FOR CAPITAL         UNDER PROMPT
                                                                 ADEQUACY           CORRECTIVE
                                               ACTUAL            PURPOSES       ACTION PROVISIONS
                                          ----------------   ----------------   ------------------
                                           AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                          --------   -----   --------   -----   ---------   ------
As of March 31, 2003:
  Tangible capital......................  $142,297    6.08%  $ 46,771    2.0%   $116,927      5.0%
  Tier 1 core (leverage) capital........   142,297    6.08     93,541    4.0     116,927      5.0
  Tier 1 risk-based capital.............   135,705    9.85     61,687    4.0      89,235      6.0
  Total risk-based capital..............   151,759   11.02    110,191    8.0     137,739     10.0
As of March 31, 2002:
  Tangible capital......................  $127,570    5.72%  $ 44,598    2.0%   $111,493      5.0%
  Tier 1 core (leverage) capital........   127,570    5.72     89,195    4.0     111,493      5.0
  Tier 1 risk-based capital.............   127,570    9.19     58,781    4.0      85,274      6.0
  Total risk-based capital..............   137,237   10.36    105,972    8.0     132,465     10.0

     The Trust Company is subject to similar capital standards under OCC regulations with respect to its balance sheet assets. The Trust Company's capital amounts and ratios are presented in the following table (dollars in thousands).

                                                                                     CAPITAL RATIO
                                                                       EXCESS      -----------------
                                                ACTUAL   REQUIRED   (DEFICIENCY)   ACTUAL   REQUIRED
                                                ------   --------   ------------   ------   --------
As of March 31, 2003:
  Tier 1 core (leverage) capital..............  $2,980     $135        $2,845       88.19%    4.0%
  Tier 1 risk-based capital...................   2,980       48         2,932      246.48     4.0
  Total risk-based capital....................   2,980       97         2,883      246.48     8.0
As of March 31, 2002:
  Tier 1 core (leverage) capital..............  $2,897     $129        $2,768       89.61%    4.0%
  Tier 1 risk-based capital...................   2,897       44         2,853      261.70     4.0
  Total risk-based capital....................   2,897       89         2,808      261.70     8.0

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(6) INVESTMENT AND MORTGAGE-BACKED SECURITIES (DOLLARS IN THOUSANDS)

  AVAILABLE FOR SALE

     A summary of investment securities available for sale follows:

                                                                  MARCH 31, 2003
                                           ------------------------------------------------------------
                                             WEIGHTED     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                           AVERAGE RATE     COST        GAINS        LOSSES      VALUE
                                           ------------   ---------   ----------   ----------   -------
Investment securities:
  Corporate bonds........................      7.5%        $ 1,956      $  168       $  --      $ 2,124
  Municipal bonds........................      2.9           1,482          --          --        1,482
  U.S. Government Agency obligations.....      5.3             980          20          --        1,000
  Trust preferred securities.............      9.6           6,780         411          --        7,191
  Marketable equity securities...........                    5,461       5,472          --       10,933
                                                           -------      ------       -----      -------
          Total investment securities....                  $16,659      $6,071       $  --      $22,730
                                                           =======      ======       =====      =======

                                                                  MARCH 31, 2002
                                           ------------------------------------------------------------
                                             WEIGHTED     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                           AVERAGE RATE     COST        GAINS        LOSSES      VALUE
                                           ------------   ---------   ----------   ----------   -------
Investment securities:
  Corporate bonds........................      6.1%        $31,513      $  274       $(248)     $31,539
  Municipal bonds........................      3.4           2,643          --          --        2,643
  U.S. Government Agency obligations.....      5.4           1,111           4          (8)       1,107
  Trust preferred securities.............      8.4          40,698         192        (632)      40,258
  Marketable equity securities...........       --           5,637       3,472          --        9,109
                                                           -------      ------       -----      -------
     Total investment securities.........                  $81,602      $3,942       $(888)     $84,656
                                                           =======      ======       =====      =======

     The remaining contractual maturities of investments in debt securities at March 31, 2003 are summarized as follows:

                                                              AMORTIZED    FAIR
MATURITY PERIOD                                                 COST       VALUE
---------------                                               ---------   -------
One year or less............................................   $ 1,909    $ 1,916
More than one year to five years............................       553        566
More than five years to ten years...........................       539        551
More than ten years.........................................     8,197      8,764
                                                               -------    -------
     Total..................................................   $11,198    $11,797
                                                               =======    =======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     A summary of mortgage-backed and collateralized mortgage obligation securities available for sale follows:

                                                                 MARCH 31, 2003
                                          -------------------------------------------------------------
                                            WEIGHTED     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                          AVERAGE RATE     COST        GAINS        LOSSES      VALUE
                                          ------------   ---------   ----------   ----------   --------
Mortgage-backed securities due:
  One year or less......................      7.0%       $    641     $    25       $  --      $    666
  More than one year to five years......      7.0           1,131          44          --         1,175
  More than five years to ten years.....      5.0          13,085         261          --        13,346
  More than ten years...................      5.0         343,069       9,476          --       352,545
                                                         --------     -------       -----      --------
          Total mortgage-backed
            securities..................      5.0         357,926       9,806          --       367,732
                                                         --------     -------       -----      --------
Collateralized mortgage obligations due:
  Five years or less....................      2.6          10,000          --         (25)        9,975
  More than five years to ten years.....      3.4          28,887         515          --        29,402
  More than ten years...................      4.3         227,028       1,080        (252)      227,856
                                                         --------     -------       -----      --------
          Total collateralized mortgage
            obligations.................      4.2         265,915       1,595        (277)      267,233
                                                         --------     -------       -----      --------
          Total.........................      4.6%       $623,841     $11,401       $(277)     $634,965
                                                         ========     =======       =====      ========

                                                                 MARCH 31, 2002
                                          -------------------------------------------------------------
                                            WEIGHTED     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                          AVERAGE RATE     COST        GAINS        LOSSES      VALUE
                                          ------------   ---------   ----------   ----------   --------
Mortgage-backed securities due:
  One year or less......................      7.0%       $  1,439      $   41      $    --     $  1,480
  More than one year to five years......      7.0           5,005         142           --        5,147
  More than ten years...................      5.8         354,288       1,298       (1,969)     353,617
                                                         --------      ------      -------     --------
          Total mortgage-backed
            securities..................      5.9         360,732       1,481       (1,969)     360,244
                                                         --------      ------      -------     --------
Collateralized mortgage obligations due:
  Five years or less....................      3.1           9,998           2           --       10,000
  More than five years to ten years.....      3.9          35,224          53         (165)      35,112
  More than ten years...................      4.9         173,759         725       (1,222)     173,262
                                                         --------      ------      -------     --------
          Total collateralized mortgage
            obligations.................      4.6         218,981         780       (1,387)     218,374
                                                         --------      ------      -------     --------
          Total.........................      5.4%       $579,713      $2,261      $(3,356)    $578,618
                                                         ========      ======      =======     ========

     Adjustable-rate mortgage-backed securities and collateralized mortgage obligations available for sale had total amortized costs and fair values of $383,979 and $392,530, respectively, at March 31, 2003 and $406,630 and
$406,696, respectively, at March 31, 2002.

     For the year ended March 31, 2003, proceeds from the sales of investment securities available for sale amounted to $66,702, resulting in gross realized gains of $3,086, and proceeds from the sale of mortgage-backed securities amounted to $91,944, resulting in gross realized gains of $2,103. For the year ended March 31, 2002, proceeds from the sales of investment securities available for sale amounted to $753, resulting in gross realized gains of $750, and proceeds from the sale of mortgage-backed securities amounted to $19,820, resulting in gross realized gains of $253. There were no sales of investment or mortgage-backed securities for the year ended March 31, 2001.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  HELD TO MATURITY

     A summary of mortgage-backed securities held to maturity follows:

                                                                   MARCH 31, 2003
                                               ------------------------------------------------------
                                               WEIGHTED
                                               AVERAGE    AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                 RATE       COST        GAINS        LOSSES     VALUE
                                               --------   ---------   ----------   ----------   -----
Mortgage-backed securities due:
  Five years or less.........................    8.1%       $ 92        $  --        $  --      $ 92
  More than five years to ten years..........    9.3         206           --           --       206
  More than ten years........................    4.7         636           22           --       658
                                                            ----        -----        -----      ----
          Total mortgage-backed securities
            held to maturity.................    6.0%       $934        $  22        $  --      $956
                                                            ====        =====        =====      ====

                                                                  MARCH 31, 2002
                                              -------------------------------------------------------
                                              WEIGHTED
                                              AVERAGE    AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                RATE       COST        GAINS        LOSSES     VALUE
                                              --------   ---------   ----------   ----------   ------
Mortgage-backed securities due:
  Five years or less........................    8.3%      $   67        $ 4         $  --      $   71
  More than five years to ten years.........    9.0          354         22            --         376
  More than ten years.......................    6.7          782          6            --         788
                                                          ------        ---         -----      ------
          Total mortgage-backed securities
            held to maturity................    7.5%      $1,203        $32         $  --      $1,235
                                                          ======        ===         =====      ======

     Adjustable-rate mortgage-backed securities held to maturity had total amortized cost and fair value of $636 and $658, respectively, at March 31, 2003 and $782 and $788, respectively, at March 31, 2002.

     Maturities of mortgage-backed securities available for sale and held for maturity are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

     As a member of the Federal Home Loan Bank ("FHLB") system, the Company is required to maintain a minimum investment in FHLB stock. The current investment exceeds the required level at March 31, 2003. Any excess may be redeemed by the Company or called by the FHLB at par. At its discretion, the FHLB may declare dividends on this stock.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(7) LOANS RECEIVABLE (DOLLARS IN THOUSANDS)

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

     The following is a comparative summary of loans receivable classified by type at March 31:

                                                          2003         2002
                                                       ----------   ----------
Mortgage loans:
  Residential........................................  $  601,063   $  635,297
  Commercial real estate.............................     142,974      115,243
  Construction and land..............................      61,698       63,810
                                                       ----------   ----------
          Total mortgage loans.......................     805,735      814,350
                                                       ----------   ----------
Commercial loans.....................................     283,137      200,016
                                                       ----------   ----------
Consumer loans and other loans:
  Home equity lines..................................     140,189       83,013
  Second mortgages...................................      32,914       48,901
  Other consumer loans...............................      11,158       13,713
                                                       ----------   ----------
  Total consumer loans...............................     184,261      145,627
                                                       ----------   ----------
          Total loans receivable.....................   1,273,133    1,159,993
                                                       ----------   ----------
Less:
  Allowance for loan losses..........................     (19,335)     (19,237)
  Undisbursed proceeds of construction mortgages in
     process.........................................     (17,752)     (21,818)
  Purchase premium on loans, net.....................       3,377        5,869
  Deferred loan origination costs, net...............       1,908          943
                                                       ----------   ----------
                                                          (31,802)     (34,243)
                                                       ----------   ----------
          Loans receivable, net......................  $1,241,331   $1,125,750
                                                       ==========   ==========

     At March 31, 2003 and 2002, mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements amounted to $1,412,000 and $1,588,000, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

     Loans placed on non-accrual status totaled approximately $3,305 and $3,704 at March 31, 2003 and 2002, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes information regarding the reduction of interest income on non-accrual loans for the years ended March 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
Income in accordance with original items....................  $146   $216   $127
Income recognized...........................................    43    106     81
                                                              ----   ----   ----
Foregone interest income during year........................  $103   $110   $ 46
                                                              ====   ====   ====

     At March 31, 2003 and 2002, total impaired loans of $1,484 and $868 required impairment allowances of $506 and $144, respectively. All impaired loans have been measured using the fair value of the collateral method. The average recorded value of impaired loans was $1,176 in 2003 and $1,003 in 2002. The Company follows the same policy for recognition of income on impaired loans as it does for non-accrual loans. Impaired loans of $1,484 and $868 were on non-accrual at March 31, 2003 and 2002, respectively.

     The following table summarizes information regarding the reduction of interest income on impaired loans for the years ended March 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
Income in accordance with original terms....................  $112   $98    $77
Income recognized...........................................    21    81     46
                                                              ----   ---    ---
Foregone interest income during the year....................  $ 91   $17    $31
                                                              ====   ===    ===

     At March 31, 2003, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired or non-accrual.

     An analysis of the allowance for loan losses for the years ended March 31 is as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Balance at beginning of year............................  $19,237   $13,233   $12,275
Allowance for loan losses acquired......................       --     5,196        --
Provision for loan losses...............................      525     1,200     1,200
Charge-offs.............................................     (447)     (493)     (281)
Recoveries..............................................       20       101        39
                                                          -------   -------   -------
  Balance at end of year................................  $19,335   $19,237   $13,233
                                                          =======   =======   =======

     In the ordinary course of business, the Company makes loans to its directors, executive officers, and their related interests, at the same prevailing terms as those of other borrowers. The following is a summary of related party loan activity for the years ended March 31:

                                                              2003     2002     2001
                                                             ------   ------   ------
Balance, beginning of year.................................  $  933   $1,296   $  888
Originations...............................................   1,099      146      630
Principal repayments.......................................    (702)    (509)    (222)
                                                             ------   ------   ------
Balance, end of year.......................................  $1,330   $  933   $1,296
                                                             ======   ======   ======

     Not included in the amounts stated above are unused portions of lines of credit. These amounted to $937 and $308 at March 31, 2003 and 2002, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(8) SALE OF MORTGAGE LOANS (DOLLARS IN THOUSANDS)

     The following is a summary of the components of gain on sale of mortgage loans for the years ended March 31:

                                                    2003          2002         2001
                                                 -----------    ---------    ---------
Gain (loss) on sale of mortgage loans:
  Net cash proceeds from sales of loans........  $ 2,749,763    $ 647,559    $ 119,710
  Principal balance of loans sold..............   (2,705,609)    (644,031)    (119,719)
  Deferred origination costs, net, recognized
     at time of sale...........................      (21,610)      (3,082)        (451)
  Fair value of forward commitments to sell,
     net of fair value of commitments to
     originate mortgage loans held for sale....       (4,029)         179           --
  Change in unrealized loss on mortgage loans
     held for sale.............................        3,372          250           --
  Capitalized mortgage servicing rights........        5,217        4,714        1,043
                                                 -----------    ---------    ---------
     Gain on sale of mortgage loans, net.......  $    27,104    $   5,589    $     583
                                                 ===========    =========    =========

     The following is a summary of mortgage servicing rights, net of valuation allowance, for the years ended March 31:

                                                      2003     2002     2001
                                                     ------   ------   ------
Balance at beginning of year.......................  $6,505   $4,881   $6,288
Capitalized mortgage servicing rights..............   5,217    4,714    1,043
Amortization.......................................  (3,146)  (2,850)  (2,450)
Provision for losses...............................  (2,605)    (240)      --
                                                     ------   ------   ------
Balance end of year................................  $5,971   $6,505   $4,881
                                                     ======   ======   ======

     An analysis of the valuation allowance related to mortgage servicing rights for the years ended March 31 is as follows:

                                                         2003    2002   2001
                                                        ------   ----   ----
Balance at beginning of year..........................  $  490   $250   $250
Provision for losses..................................   2,605    240     --
                                                        ------   ----   ----
Balance at end of year................................  $3,095   $490   $250
                                                        ======   ====   ====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     Estimated amortization of the gross carrying value of mortgage servicing rights at March 31, 2003 follows:

YEAR ENDING MARCH 31,
---------------------
2004..................................................      $2,907
2005..................................................       2,477
2006..................................................       2,089
2007..................................................       1,245
2008..................................................         348
                                                            ------
Gross carrying value of mortgage servicing rights.....       9,066
Less: valuation allowance.............................       3,095
                                                            ------
  Net carrying value of mortgage servicing rights.....      $5,971
                                                            ======

(9) OFFICE PROPERTIES AND EQUIPMENT (DOLLARS IN THOUSANDS)

     Office properties and equipment consist of the following at March 31:

                                                            2003       2002
                                                          --------   --------
Land....................................................  $  3,562   $  3,678
Office building and improvements........................    32,797     31,941
Furniture, fixtures and equipment.......................    20,756     20,043
Construction in progress................................       841      1,204
                                                          --------   --------
                                                            57,956     56,866
Less accumulated depreciation...........................   (19,658)   (19,091)
                                                          --------   --------
                                                          $ 38,298   $ 37,775
                                                          ========   ========

     The Company leases certain office space under various non-cancelable operating leases. A summary of future minimum rental payments under such leases at March 31, 2003 follows:

                                                             MINIMUM
                                                              RENTAL
YEAR ENDING MARCH 31,                                        PAYMENTS
---------------------                                        --------
2004......................................................    $1,170
2005......................................................       958
2006......................................................       758
2007......................................................       541
2008......................................................       540
After 2008................................................     3,158
                                                              ------
  Total future minimum rental payments....................    $7,125
                                                              ======

     Rent expense was $1,214, $458, and $330 for the years ended March 31, 2003, 2002 and 2001, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(10) DEPOSITS (DOLLARS IN THOUSANDS)

     Deposits at March 31 are as follows:

                                         WEIGHTED
                                         AVERAGE               2003                   2002
                                         RATES AT       -------------------    -------------------
                                      MARCH 31, 2002      AMOUNT        %        AMOUNT        %
                                      --------------    ----------    -----    ----------    -----
Money market........................       1.91%        $  248,600     17.4%   $  152,931     11.6%
Business checking...................         --            187,518     13.2       141,700     10.8
Savings.............................       0.96            266,985     18.7       235,338     17.9
NOW.................................       0.25            156,960     11.0       137,451     10.4
                                                        ----------    -----    ----------    -----
                                                           860,063     60.3       667,420     50.7
                                                        ----------    -----    ----------    -----
Certificates:
  Six months to one year............       2.15            181,559     12.7       231,304     17.6
  Over one year.....................       3.69            156,399     11.0       166,687     12.6
  Jumbo.............................       2.40             62,198      4.3         8,339      0.6
  IRA & Keogh.......................       3.38            126,376      8.9       130,290      9.9
  Business statement................         --                 --       --        67,373      5.1
  7-91 day..........................       1.63             40,168      2.8        44,218      3.4
Purchase premium on time deposits...                           344       --         1,632      0.1
                                                        ----------    -----    ----------    -----
          Total certificate
            accounts................                       567,044     39.7       649,843     49.3
                                                        ----------    -----    ----------    -----
                                                        $1,427,107    100.0%   $1,317,263    100.0%
                                                        ==========    =====    ==========    =====

     At March 31, 2003 and 2002, the weighted average stated interest rate of deposits was 1.67% and 2.39%, respectively.

     The remaining contractual maturities of certificate accounts at March 31 are summarized as follows:

                                                              2003                 2002
                                                        -----------------    -----------------
                                                         AMOUNT       %       AMOUNT       %
                                                        --------    -----    --------    -----
Less than one year....................................  $408,218     72.0%   $528,133     81.3%
One to two years......................................    85,377     15.1      69,287     10.7
Two to three years....................................    24,338      4.3      23,939      3.7
Three to four years...................................    23,537      4.1       6,872      1.0
Four to five years....................................    25,574      4.5      21,612      3.3
                                                        --------    -----    --------    -----
Total.................................................  $567,044    100.0%   $649,843    100.0%
                                                        ========    =====    ========    =====

     At March 31, 2003, the Company had certificate accounts in amounts of $100 or more maturing as follows:

                                                                     WEIGHTED
MATURITY PERIOD                                         AMOUNT     AVERAGE RATE
---------------                                        --------    ------------
Three months or less.................................  $ 76,535        2.33%
Over 3 through 6 months..............................    17,154        2.37
Over 6 through 12 months.............................    15,497        2.82
Over 12 months.......................................    39,519        4.18
                                                       --------
Total................................................  $148,705        2.88%
                                                       ========

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     In the ordinary course of business, the Company accepts deposits from brokerage companies on behalf of their clients. These monies are invested in certificates of deposit. Brokered deposits amounted to $6,735 and $7,149 at March 31, 2003 and 2002, respectively.

     Interest expense on deposits consisted of the following for the years ended March 31:

                                                         2003       2002       2001
                                                        -------    -------    -------
Money market..........................................  $ 3,439    $ 1,281    $ 1,156
Regular and club......................................    3,123      1,697      1,777
NOW...................................................      635        384        637
Certificates..........................................   19,715     22,068     22,682
                                                        -------    -------    -------
                                                        $26,912    $25,430    $26,252
                                                        =======    =======    =======

(11) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (DOLLARS IN THOUSANDS)

     At March 31, 2003 and 2002, advances from the Federal Home Loan Bank of Boston ("FHLB") with a weighted average interest rate of 5.00% and 5.25%, respectively, mature as follows:

YEAR ENDING MARCH 31,                                      2003        2002
---------------------                                    --------    --------
  2003.................................................  $     --    $392,586
  2004.................................................    57,507      62,257
  2005.................................................    54,765      15,652
  2006.................................................   146,937      95,966
  2007.................................................    12,891      16,670
  After 2007...........................................   331,012      58,244
                                                         --------    --------
                                                         $603,112    $641,375
                                                         ========    ========

     The unamortized purchase premium on FHLB advances was $8,941 and $12,299 at March 31, 2003 and March 31, 2002, respectively.

     In accordance with the FHLB collateral requirements, a portion of the Bank's first mortgage loans on residential property and all otherwise unencumbered deposits and securities issued, insured or guaranteed by the United States government or an agency thereof, are pledged as collateral to secure such advances.

     The Bank has a $25,000 secured line of credit available and additional borrowing capacity of $354,067 with the FHLB at March 31, 2003.

     The Bank had other borrowings of $100,200 at March 31, 2003, including the unamortized purchase premium of $6,550, and $101,146 at March 31, 2002, including the unamortized purchase premium of $7,472, primarily consisting of reverse repurchase agreements with securities dealers that were collateralized by mortgage-backed securities. The following table shows information pertaining to these agreements for the years ended March 31:

                                                       2003        2002        2001
                                                     --------    --------    --------
Reverse repurchase agreements......................  $ 90,050    $ 90,972    $ 80,000
Book value of pledged collateral...................    94,739      95,051      85,882
Fair value of pledged collateral...................    96,504      93,306      87,171
Maximum amount outstanding at any month end........   106,308     151,522     172,003
Average amount outstanding during the year.........    90,762     118,471     140,451
Weighted average interest rate during the period...      4.93%       4.02%       6.36%
Weighted average interest rate at end of period....      6.37        6.37        6.32

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The following table shows information pertaining to the maturity of these agreements for the years ended March 31:

YEAR ENDING MARCH 31,                                       2003       2002
---------------------                                      -------    -------
  2008...................................................  $11,044    $11,153
  2010...................................................   79,006     79,819
                                                           -------    -------
                                                           $90,050    $90,972
                                                           =======    =======

     Included in FHLB advances and reverse repurchase agreements are putable borrowings. All of the putable borrowings are exercisable at the discretion of the counter-party. At March 31, 2003, the Bank had the following putable borrowings:

           CONTRACTUAL                                   EFFECTIVE
ADVANCE     MATURITY       PUT     EXERCISE              INTEREST
DATE          DATE         DATE      TYPE     BALANCE      RATE         COUNTER-PARTY
--------   -----------   --------  --------   --------   ---------   --------------------
03/13/98    03/13/08     06/13/03  Quarterly  $ 36,000    3.51%      FHLB
03/26/98    03/26/08     06/26/03  Quarterly    10,500    3.35%      Salomon Smith Barney
03/26/98    03/26/08     06/26/03  Quarterly    11,000    3.59%      FHLB
08/25/98    08/19/13     08/19/03  Quarterly     8,000    3.85%      FHLB
08/27/98    08/19/13     08/19/03  Quarterly    18,000    3.85%      FHLB
09/30/98    09/30/13     09/30/05  Quarterly    13,000    4.46%      FHLB
10/08/99    10/08/09     05/08/03  Quarterly    24,000    5.58%      FHLB
11/08/99    11/09/09     05/08/03  Quarterly    74,000    3.95%      FHLB
12/20/99    12/21/09     06/20/03  Quarterly    20,000    3.89%      FHLB
02/16/00    02/16/10     05/18/03  Quarterly    10,000    6.47%      FHLB
02/16/00    02/16/10     05/18/03  Quarterly    10,000    6.69%      FHLB
08/14/00    08/16/10     08/14/03  Quarterly    35,000    4.32%      Salomon Smith Barney
08/14/00    08/16/10     08/16/05  One Time     20,000    4.74%      Salomon Smith Barney
08/18/00    08/18/10     08/18/05  One Time     18,000    4.72%      Salomon Smith Barney
11/08/00    11/08/05     05/08/03  Quarterly    45,000    5.97%      FHLB
12/20/00    12/20/10     06/20/03  Quarterly    15,000    4.95%      FHLB
02/05/01    02/07/11     05/05/03  Quarterly    10,000    4.58%      FHLB
03/05/01    03/07/11     06/05/03  Quarterly    30,000    3.99%      FHLB
                                              --------
                                              $407,500
                                              ========

     Other borrowings also included a $10,000 promissory note payable with arms-length terms to an affiliate of M/D Trust, LLC, a related party. The note is due February 1, 2012, with interest rate of 5.547% that is subject to adjustment on February 14, 2007.

     During March 2002, the Company pre-paid Federal Home Loan Bank advances totaling $110,863 and reverse repurchase agreements totaling $50,863, which resulted in a prepayment penalty on early extinguishment of debt of $962.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(12) COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES

     The Company had two subsidiary business trusts acquired as part of the People's acquisition, Capital Trust I and Capital Trust II, of which the Company owned all of the common securities. On July 1, 2002, the Company completed the redemption, at par, of the Capital Trust I 9.76% trust preferred securities totaling $13.8 million. At March 31, 2003, Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding, with an average interest cost of 10.29%, that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010. The purchase premium on the trust preferred securities was $1.3 million at March 31, 2003 and is being amortized over the estimated life of the underlying securities.

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

(13) LITIGATION

     In the normal course of the Company's business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

     In January 2003, a claim was filed against the Trust Company, of which the Company owns a 65% equity interest, seeking recovery of approximately $1 million in unidentifiable damages resulting from the foreclosure of a property the mortgage of which was held by an account holder of the Trust Company. The account holder has agreed to indemnify the Trust Company for any expenses or losses incurred in connection with the action, including legal expenses. While no assurances can be provided that the Trust Company will prevail and ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined, the Company believes, based on consultation with the Trust Company's counsel, the action to be without merit.

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (IN THOUSANDS)

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

                                                            2003       2002
                                                          --------    -------
Financial instruments whose contractual amount
  represents credit risk:
  Commitments to originate loans to be sold.............  $198,360    $90,585
  Commitments to originate loans to be held in
     portfolio..........................................    82,785     11,327
  Unadvanced home equity lines of credit................   143,652     94,397
  Unadvanced commercial lines of credit.................   130,416     90,569
  Unadvanced residential construction loans.............    17,857     21,817
Financial instruments whose contractual amount exceeds
  the amount of credit risk:
  Commitments to sell residential mortgage loans........   296,943     56,212
Financial instruments whose notional amount exceeds the
  amount of credit risk:
  Notional amounts -- interest rate swap agreements.....        --     25,000

     At March 31, 2003 and 2002, commitments to originate loans to be sold with maturities ranging from 12 years to 30 years had interest rates ranging from 3.25% to 9.75% and 5.25% to 8.63%, respectively. Commitments to originate loans, unadvanced commercial lines of credit, unadvanced home equity lines of credit and unadvanced residential construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.

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

     In addition, the Company has engaged in interest rate swap agreements, from time to time, as part of its interest-rate risk management strategy. Swaps are agreements in which the Company agrees with another party to exchange interest payments (e.g. fixed-rate for floating-rate payments) computed on a notional amount. The credit risk associated with swap agreements is the risk of default by the counterparty. To minimize this risk, the Company enters into swap agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's potential loss exposure.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(15) INCOME TAXES (DOLLARS IN THOUSANDS)

     Income tax expense for the years ended March 31 is summarized as follows:

                                                           2003       2002      2001
                                                          -------    ------    ------
Current income tax expense:
  Federal income tax....................................  $13,982    $6,326    $4,512
  State income tax......................................    2,341       685       374
                                                          -------    ------    ------
                                                           16,323     7,011     4,886
                                                          -------    ------    ------
Deferred income tax (benefit) expense:
  Federal income tax....................................   (1,284)      (57)     (398)
  State income tax......................................     (425)        8      (267)
                                                          -------    ------    ------
                                                           (1,709)      (49)     (665)
                                                          -------    ------    ------
Income tax expense......................................  $14,614    $6,962    $4,221
                                                          =======    ======    ======

     The reasons for the differences between the effective tax rates and the statutory federal income tax rate for the years ended March 31 were as follows:

                                                              2003    2002     2001
                                                              ----    -----    ----
Statutory federal income tax rate...........................  35.0%    35.0%   34.0%
  Items affecting federal income tax rate:
     State tax, net of federal benefit......................   5.3      2.2     0.5
     Appreciation of stock contributed to ESOP..............   0.4      0.4     0.7
     Earnings on Bank-Owned Life Insurance..................  (1.7)    (3.5)   (4.2)
     Other, net.............................................  (0.2)     1.0     0.5
                                                              ----    -----    ----
  Effective income tax rate.................................  38.8%    35.1%   31.5%
                                                              ====    =====    ====

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below:

                                                            2003       2002
                                                           -------    -------
Deferred tax assets:
  Accrued interest income................................  $    22    $    64
  Deferred loan fees, net................................       81        116
  Accrued stock awards...................................       34        529
  Accrued pension........................................    1,676        784
  Allowance for loan losses..............................    8,088      8,046
  Purchase accounting....................................    7,756      8,961
  Capital loss available.................................    2,554         --
  Other..................................................      823        754
                                                           -------    -------
     Gross deferred tax asset............................   21,034     19,254
                                                           -------    -------
Deferred tax liabilities:
  Depreciation...........................................    1,238      1,181
  Limited partnership....................................    1,191      1,191
  Mortgage servicing rights..............................    2,498      2,926
  Unrealized gain on investments available for sale......    7,417        558
                                                           -------    -------
     Gross deferred tax liability........................   12,344      5,856
                                                           -------    -------
     Deferred income tax assets, net.....................  $ 8,690    $13,398
                                                           =======    =======

     The net deferred federal income tax asset of $6,227 at March 31, 2003 is supported by the potential recovery of taxes previously paid by the Company in the carryback period. Since there is no carryback provision for state purposes, management believes the existing net deductible temporary differences which give rise to the net deferred state income tax asset of $2,463 will reverse during periods in which the Company generates net taxable income.

     As a result of the Tax Reform Act of 1996, the special tax bad debt provisions were amended to eliminate the reserve method. However, the base year reserve of approximately $7,398 remains subject to recapture in the event that the Company pays dividends in excess of its earnings and profits or redeems its stock.

(16) PENSION PLAN AND OTHER BENEFITS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)

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

     During January 1997, the Company issued a total of 697,010 shares to the trust administering the ESOP at a total purchase price of $6,970. The purchase was made from the proceeds of a $6,970 loan from FAB FUNDING CORPORATION, a wholly-owned subsidiary of the Company, bearing interest at the prime rate. The loan is being repaid over a period of approximately nine years, principally with funds from the Company's future contributions to ESOP, subject to IRS limitations. The Company recognized a charge to

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES compensation and employee benefits expense for ESOP of $1,983, $1,391 and $1,064, during fiscal years 2003, 2002 and 2001, respectively.

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

     At March 31, 2003, shares held in suspense to be released annually as the loan is paid down amounted to 154,895. The fair value of unallocated ESOP shares was $4,377 at March 31, 2003. Dividends on allocated ESOP shares are charged to retained earnings, dividends on unallocated ESOP shares are charged to compensation and employee benefits expense and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

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

     Awards are granted in the form of common stock held by the SIP and vest in five annual installments commencing one year from the date of the award. Recipients are entitled to all voting and other stockholder rights. As of March 31, 2003, 564 shares remained available for issuance for awards under the SIP. A summary of award activity follows:

                                                               NUMBER OF
                                                                SHARES
                                                               ---------
Balance at March 31, 2000...................................    212,286
  Granted...................................................      1,000
  Distributed...............................................    (69,318)
                                                                -------
Balance at March 31, 2001...................................    143,968
  Granted...................................................         --
  Distributed...............................................    (69,474)
  Forfeited.................................................       (198)
                                                                -------
Balance at March 31, 2002...................................     74,296
  Granted...................................................         --
  Distributed...............................................    (69,458)
                                                                -------
Balance at March 31, 2003...................................      4,838
                                                                =======

     Compensation expense in the amount of the fair value of the stock at the date of the grant, will be recognized over the applicable service period for the portion of each award that vests equally over a five-year period. The Company recognized $103, $393 and $765, in compensation and benefits expense for these awards during fiscal years 2003, 2002 and 2001, respectively.

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

  STOCK OPTION PLANS

     The Company adopted a stock option plan in 1997 as part of the SIP (the "1997 Plan") for officers, key employees and directors. The 1997 Plan was subsequently amended and restated in 1998. Pursuant to the terms of the 1997 Plan, the number of common shares reserved for issuance was 870,715, of which 3,938 shares remained available for issuance as of March 31, 2003. All options have been issued at not less than fair market value at the date of the grant. Options are exercisable in accordance with the terms of each individual's award agreement, however no option will be exercisable more than 10 years after the date of the grant. All stock options granted vest over a five year period from the date of the grant.

     In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). Pursuant to the terms of the 1998 Plan, the number of common shares reserved for issuance was 413,590, of which 175,603 shares remained available for issuance as of March 31, 2003. All options have been issued at not less than fair market value at the date of the grant and expire in 10 years from the date of the grant. Options are exercisable in accordance with the terms of each individual's award agreement, however no option will be exercisable more than 10 years after the date of the grant. All stock options granted vest over a five year period from the date of the grant.

     In conjunction with the People's acquisition on February 28, 2002, the Company assumed obligations under People's stock option plans. Pursuant to the terms of these plans, the number of common shares reserved for issuance was 207,761, of which none remain unawarded. All options have been issued at not less than fair market value at the date of the grant as adjusted for the exchange ratio of 1.2644 as part of the People's acquisition. Options are exercisable in accordance with the terms of each individual's award agreement, however no option will be exercisable more than 10 years after the date of the grant. All stock options granted under People's stock option plans have vested as of February 28, 2002.

     A summary of option activity follows:

                                                              WEIGHTED
                                               NUMBER OF      AVERAGE
                                                SHARES     EXERCISE PRICE
                                               ---------   --------------
Balance at March 31, 2000....................    876,383       $18.58
  Granted....................................    235,494        12.94
  Forfeited..................................     (2,000)       12.94
                                               ---------       ------
Balance at March 31, 2001....................  1,109,877        17.39
  Granted....................................         --           --
  Assumed in acquisition.....................    207,761        15.06
  Exercised..................................     (3,993)       18.68
                                               ---------       ------
Balance at March 31, 2002....................  1,313,645        17.02
  Granted....................................         --           --
  Exercised..................................   (213,251)       15.72
  Forfeited..................................     (2,813)       12.94
                                               ---------       ------
Balance at March 31, 2003....................  1,097,581       $17.28
                                               =========       ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     A summary of options outstanding and exercisable by price range as of March 31, 2003 follows:

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       --------------------------------------------   -------------------------
                                            WEIGHTED       WEIGHTED                    WEIGHTED
                        OUTSTANDING         AVERAGE        AVERAGE     EXERCISABLE     AVERAGE
RANGE OF                   AS OF           REMAINING       EXERCISE       AS OF        EXERCISE
EXERCISE PRICES        MARCH 31, 2003   CONTRACTUAL LIFE    PRICE     MARCH 31, 2003    PRICE
---------------        --------------   ----------------   --------   --------------   --------
$4.53 - $15.82             256,076         7.1 years        $12.93       120,140        $12.92
$18.50                     701,324         4.3 years         18.50       701,324         18.50
$18.98 - $19.77            140,181         5.4 years         19.16       119,295         19.14
                         ---------         ---------                     -------
                         1,097,581                           17.28       940,759         17.87
                         =========                                       =======

  PENSION PLAN

     All eligible officers and employees of the Company, who have reached the age of twenty-one and completed one year of service, are included in a noncontributory, defined benefit pension plan (the "Pension Plan") provided by the Company. The Pension Plan is administered by Pentegra (the "Fund"). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer's experience. According to the Fund's administrators, as of June 30, 2002, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate.

     The Company's contribution to the pension plan was $2,061, $978 and $785 for the years ended March 31, 2003, 2002 and 2001.

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

  SUPPLEMENTAL RETIREMENT PLAN

     The Company has adopted a supplemental retirement plan which provides for certain Company executives to receive benefits upon retirement subject to certain limitations as set forth in the plan. The Company's expense under this Plan was $331, $359 and $313 for the years ended March 31, 2003, 2002 and 2001, respectively. At March 31, 2003, the Company holds restricted assets in an irrevocable grantor's trust with a cost basis of $3,851 and a market value of $3,206, of which $1,365 are common stock of the Company and are classified as treasury stock, and the remaining $1,841 are included in other assets and offset by an accrued liability of $4,383. These treasury shares are considered retired in the computation of earnings per share.

  EMPLOYEE TAX DEFERRED THRIFT PLAN

     The Company has an employee tax deferred thrift plan (the "401k Plan") under which employee contributions to the 401k Plan are matched within certain limitations by the Company. Full-time employees

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES are eligible to participate in the 401k Plan. The amounts matched by the Company are included in compensation and benefits expense. The amounts matched for the years ended March 31, 2003, 2002 and 2001 were $721, $252 and $204 respectively.

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

  EMPLOYEE SEVERANCE COMPENSATION PLAN

     The First Federal Savings Bank of America Employee Severance Compensation Plan (the "Plan") provides eligible employees with severance pay benefits in the event of a change in control of the Bank or Company. Generally, employees are eligible to participate in the Plan if they have completed at least one year of service with the Bank and are not eligible to receive benefits under the executive officer employment agreements. The Plan provides for the payment, under certain circumstances, of lump-sum amounts upon termination following a change in control, as defined in the Plan.

(17) FAIR VALUES OF FINANCIAL INSTRUMENTS (DOLLARS IN THOUSANDS)

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

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

  FHLB ADVANCES

     The fair value of FHLB overnight advances approximates their carrying value due to their short term nature. All other advances are estimated using a discounted cash flow technique that applies interest rates

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

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

  COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES

     The fair value of company obligated, mandatorily redeemable securities is based on the quoted market price, or the market price of comparable securities.

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

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at March 31 are as follows:

                                                        2003                      2002
                                               -----------------------   -----------------------
                                                CARRYING                  CARRYING
                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                               ----------   ----------   ----------   ----------
Financial assets:
  Cash on hand and due from banks............  $   53,529   $   53,529   $   44,159   $   44,159
  Short-term investments.....................       2,000        2,000      100,890      100,890
  Mortgage loans held for sale...............     245,745      247,031      127,477      127,578
  Investment securities available for sale...      22,730       22,730       84,656       84,656
  Mortgage-backed securities available.......     634,965      634,965      578,618      578,618
  Mortgage-backed securities held to
     maturity................................         934          956        1,203        1,235
  Stock in FHLB of Boston....................      58,433       58,433       58,433       58,433
  Loans receivable, net......................   1,241,331    1,269,522    1,125,750    1,142,507
  Accrued interest receivable................       7,588        7,588       10,376       10,376
Financial liabilities:
  Deposits...................................  $1,427,107   $1,434,193   $1,317,263   $1,321,163
  FHLB advances and other borrowings.........     712,253      777,033      754,820      758,657
  Company obligated, mandatorily redeemable
     securities..............................      11,324       12,418       25,657       25,657
  Advance payments by borrowers for taxes and
     insurance...............................       5,974        5,974        6,163        6,163
  Accrued interest payable...................       3,607        3,607        4,814        4,814
Financial instruments with off-balance sheet
  notional amounts:
  Interest rate swap agreements..............          --           --         (440)        (440)
  Forward commitments to sell mortgage loans
     held for sale...........................      (4,197)      (4,197)         356          356
  Commitments to originate rate-locked loans
     for sale................................         392          392         (132)        (132)

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(18) PARENT COMPANY ONLY FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

     The following are the condensed financial statements for FIRSTFED AMERICA BANCORP, INC. (the "Parent Company") only at March 31. The Parent Company's Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity, and are therefore not presented here.

Balance Sheets

                                                            2003       2002
                                                          --------   --------
                                   ASSETS
Cash and amounts due from banks.........................  $    363   $    594
Investment securities available for sale (amortized cost
  of $5,459 and $5,636).................................    10,657      8,703
Investment in subsidiaries, at equity...................   202,434    184,278
Investment in limited partnerships......................       283         36
Goodwill................................................     3,372      2,771
Other assets............................................       328      2,592
                                                          --------   --------
          Total assets..................................  $217,437   $198,974
                                                          ========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Company obligated, mandatorily redeemable securities....  $ 11,633   $ 26,393
Other borrowings........................................    10,000     10,000
Other liabilities.......................................     2,720      7,234
                                                          --------   --------
  Total liabilities.....................................    24,353     43,627
Stockholders' equity....................................   193,084    155,347
                                                          --------   --------
          Total liabilities and stockholders' equity....  $217,437   $198,974
                                                          ========   ========

Statements of Income

                                                           2003       2002      2001
                                                          -------   --------   ------
Income:
  Dividends received from subsidiaries..................  $15,178   $ 34,850   $5,750
  Interest and dividend income..........................      243        187      152
  Other non-interest income.............................      260         --      128
                                                          -------   --------   ------
                                                           15,681     35,037    6,030
                                                          -------   --------   ------
Expenses:
  Interest expense......................................    2,104        340       52
  Non-interest expense..................................      553        712      468
  Income tax benefit....................................     (760)      (311)    (103)
                                                          -------   --------   ------
                                                            1,897        741      417
                                                          -------   --------   ------
Income before equity in net income of subsidiaries......   13,784     34,296    5,613
Equity in undistributed net income (loss) of
  subsidiaries..........................................    9,252    (21,864)   3,551
                                                          -------   --------   ------
Net income..............................................  $23,036   $ 12,432   $9,164
                                                          =======   ========   ======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

Statements of Cash Flows

                                                          2003       2002      2001
                                                        --------   --------   -------
Net cash flows from operating activities:
  Net income..........................................  $ 23,036   $ 12,432   $ 9,164
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed net (income) loss of
       subsidiaries...................................    (9,252)    21,864    (3,551)
     Appreciation in fair value of ESOP shares........     1,206        617       290
     Amortization of purchase premium on Company
       obligated, mandatorily redeemable securities...      (192)       (19)       --
     Gain on sale of investment securities available
       for sale.......................................      (264)        --        --
     Unrealized loss (gain) on investment in limited
       partnership....................................         3          4      (128)
     Decrease (increase) in other assets..............     1,165       (124)       --
     Decrease in other liabilities....................    (5,142)    (1,265)   (1,517)
                                                        --------   --------   -------
          Net cash provided by operating activities...    10,560     33,509     4,258
                                                        --------   --------   -------
Cash flow from investing activities:
  Cash payment for acquisition, net of cash
     acquired.........................................        --    (41,711)       --
  Purchase of investment securities available for
     sale.............................................        --         --      (142)
  Proceeds from the sale of investment securities
     available for sale...............................       440         --        --
  Purchase of investment in limited partnership.......      (250)       (40)     (100)
  Proceeds from the sale of investment in limited
     partnership......................................        --        815        --
  Change in investment in subsidiaries................    (1,532)      (645)    1,286
                                                        --------   --------   -------
  Net cash (used in) provided by investing
     activities.......................................    (1,342)   (41,581)    1,044
                                                        --------   --------   -------
Cash flow from financing activities:
  Proceeds from other borrowings......................     8,354     10,000       327
  Repayments on other borrowings......................    (8,354)      (327)       --
  Repayment Company obligated, mandatorily redeemable
     securities.......................................   (14,568)        --        --
  Cash dividends paid.................................    (5,181)    (3,235)   (2,386)
  Common stock issued in private placement............     5,000         --        --
  Stock options exercised.............................     3,324         71        --
  Payments to acquire common stock for treasury and
     stock issuance costs.............................       (85)       (61)   (6,296)
  Reduction in unearned SIP shares....................     1,287      1,290     1,286
  Reduction in allocated ESOP shares..................       774        775       774
                                                        --------   --------   -------
          Net cash (used in) provided by financing
            activities................................    (9,449)     8,513    (6,295)
                                                        --------   --------   -------
          Net (decrease) increase in cash and cash
            equivalents...............................      (231)       441      (993)
Cash and cash equivalents at beginning of year........       594        153     1,146
                                                        --------   --------   -------
Cash and cash equivalents at end of year..............  $    363   $    594   $   153
                                                        ========   ========   =======

                FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES

(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summaries of consolidated operating results on a quarterly basis for the year ended March 31 follows:

                                                2003 QUARTERS                           2002 QUARTERS
                                    -------------------------------------   -------------------------------------
                                    FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest and dividend income......  $27,536   $32,362   $32,963   $31,688   $25,904   $25,418   $27,521   $28,006
Interest expense..................   14,244    16,672    17,836    18,084    16,056    15,894    18,293    18,883
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net interest income...............   13,292    15,690    15,127    13,604     9,848     9,524     9,228     9,123
Provision for loan losses.........      125       150       150       100       300       300       300       300
Non-interest income...............   13,436    11,078     8,824     8,193     5,262     4,634     2,460     3,966
Non-interest expense..............   16,633    15,367    14,573    14,496    10,897     7,458     7,180     7,455
                                    -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes........    9,970    11,251     9,228     7,201     3,913     6,400     4,208     5,334
Income tax expense................    3,941     4,325     3,581     2,767     1,347     2,402     1,376     1,837
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net income before cumulative
  effect of accounting change.....    6,029     6,926     5,647     4,434     2,566     3,998     2,832     3,497
Cumulative effect of change in
  accounting for derivative
  instruments and hedging
  activities, net of $237 tax
  benefit.........................       --        --        --        --        --        --        --      (461)
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net income........................  $ 6,029   $ 6,926   $ 5,647   $ 4,434   $ 2,566   $ 3,998   $ 2,832   $ 3,036
                                    =======   =======   =======   =======   =======   =======   =======   =======
Basic earnings per share before
  cumulative effect of accounting
  change..........................  $  0.73   $  0.85   $  0.70   $  0.57   $  0.39   $  0.69   $  0.49   $  0.61
Cumulative effect of accounting
  change..........................       --        --        --        --        --        --        --     (0.08)
                                    -------   -------   -------   -------   -------   -------   -------   -------
Basic earnings per share..........  $  0.73   $  0.85   $  0.70   $  0.57   $  0.39   $  0.69   $  0.49   $  0.53
                                    =======   =======   =======   =======   =======   =======   =======   =======
Diluted earnings per share before
  cumulative effect of accounting
  change..........................  $  0.71   $  0.82   $  0.68   $  0.55   $  0.39   $  0.68   $  0.48   $  0.61
Cumulative effect of accounting
  change..........................       --        --        --        --        --        --        --     (0.08)
                                    -------   -------   -------   -------   -------   -------   -------   -------
Diluted earnings per share........  $  0.71   $  0.82   $  0.68   $  0.55   $  0.39   $  0.68   $  0.48   $  0.53
                                    =======   =======   =======   =======   =======   =======   =======   =======