Form 10-Q
period 2003-06-30
FIRSTFED AMERICA BANCORP INC
filed 2003-08-13
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-12305

                         FIRSTFED AMERICA BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     04-3331237
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS                          02777
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (508) 679-8181

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

     As of August 5, 2003, there were 17,379,468 shares of the Registrant's
                           Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                             PAGE
                                                                                             ----
PART I         FINANCIAL INFORMATION........................................................   2

  Item 1.      Financial Statements.........................................................   2

               Consolidated Balance Sheets..................................................   2

               Consolidated Statements of Income............................................   3

               Consolidated Statements of Changes in Stockholders' Equity...................   4

               Consolidated Statements of Cash Flows........................................   5

               Notes to Unaudited Consolidated Financial Statements.........................   6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................   8

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk...................  15

  Item 4.      Controls and Procedures......................................................  15

PART II        OTHER INFORMATION............................................................  16

  Item 1.      Legal Proceedings............................................................  16

  Item 2.      Changes in Securities and Use of Proceeds....................................  16

  Item 3.      Defaults Upon Senior Securities..............................................  16

  Item 4.      Submission of Matters to a Vote of Security Holders..........................  16

  Item 5.      Other Information............................................................  16

  Item 6.      Exhibits and Reports on Form 8-K.............................................  16

               SIGNATURES...................................................................  17

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              JUNE 30,       MARCH 31,
                                                                                2003           2003
                                                                             -----------    -----------
                              ASSETS
Cash on hand and due from banks ..........................................   $    57,939    $    53,529
Short-term investments ...................................................            --          2,000
                                                                             -----------    -----------
  Total cash and cash equivalents ........................................        57,939         55,529
Mortgage loans held for sale .............................................       309,237        245,745
Investment securities available for sale, at fair value
     (amortized cost of $16,710 and $16,659) .............................        23,214         22,730
Mortgage-backed securities available for sale, at fair value
     (amortized cost of $685,713 and $623,841) ...........................       694,081        634,965
Mortgage-backed securities held to maturity (fair value of $932
     and $956) ...........................................................           905            934
Stock in Federal Home Loan Bank of Boston, at cost .......................        58,433         58,433
Loans receivable
      Residential mortgages ..............................................       698,347        605,507
      Commercial real estate mortgages ...................................       157,964        142,974
      Construction and land mortgages ....................................        44,510         43,946
      Commercial .........................................................       295,015        282,955
      Consumer ...........................................................       202,517        185,284
      Allowance for loan losses ..........................................       (19,521)       (19,335)
                                                                             -----------    -----------
         Loans receivable, net ...........................................     1,378,832      1,241,331
Accrued interest receivable ..............................................         8,034          7,588
Mortgage servicing rights, net of valuation allowance of
     $3,263 and $3,095 ...................................................         5,178          5,971
Office properties and equipment, net .....................................        37,984         38,298
Bank-owned life insurance ................................................        37,957         37,513
Goodwill and other intangible assets .....................................        53,106         53,659
Prepaid expenses and other assets ........................................        15,626         11,782
                                                                             -----------    -----------
          Total assets ...................................................   $ 2,680,526    $ 2,414,478
                                                                             ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits
      Demand .............................................................   $   656,201    $   573,344
      Savings ............................................................       313,666        286,719
      Time ...............................................................       558,657        567,044
                                                                             -----------    -----------
         Total deposits ..................................................     1,528,524      1,427,107
  FHLB advances and other borrowings .....................................       873,038        712,253
  Company obligated, mandatorily redeemable securities ...................        11,278         11,324
  Advance payments by borrowers for taxes and insurance ..................         6,901          5,974
  Accrued interest payable ...............................................         3,857          3,607
  Other liabilities ......................................................        57,541         61,129
                                                                             -----------    -----------
          Total liabilities ..............................................     2,481,139      2,221,394
                                                                             -----------    -----------
Stockholders' equity:
  Common stock ...........................................................           219            216
  Additional paid-in capital .............................................       127,884        125,198
  Retained earnings ......................................................       101,630         97,100
  Accumulated other comprehensive income .................................         8,868          9,777
  Unallocated ESOP shares ................................................        (1,549)        (1,549)
  Unearned 1997 stock-based incentive plan ...............................           (39)          (112)
  Treasury stock .........................................................       (37,626)       (37,546)
                                                                             -----------    -----------
          Total stockholders' equity .....................................       199,387        193,084
                                                                             -----------    -----------
          Total liabilities and stockholders' equity .....................   $ 2,680,526    $ 2,414,478
                                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                           ENDED JUNE 30,
                                                                      -----------------------
                                                                        2003           2002
                                                                      --------       --------
Interest and dividend income:
  Loans .......................................................       $ 22,080       $ 20,868
  Mortgage-backed securities ..................................          6,317          8,929
  Investment securities .......................................            308          1,345
  Federal Home Loan Bank stock ................................            459            546
                                                                      --------       --------
         Total interest and dividend income ...................         29,164         31,688
                                                                      --------       --------
Interest expense:
  Deposits ....................................................          5,838          7,567
  Borrowed funds ..............................................          8,431         10,517
                                                                      --------       --------
         Total interest expense ...............................         14,269         18,084
                                                                      --------       --------
         Net interest income before provision for loan losses..         14,895         13,604
Provision for loan losses .....................................            250            100
                                                                      --------       --------
         Net interest income after provision for loan losses...         14,645         13,504
                                                                      --------       --------
Non-interest income:
  Service charges on deposit accounts .........................            858            673
  Trust fee income ............................................            371            361
  Loan servicing (expense) income .............................         (1,105)            46
  Insurance commission income .................................            300            209
  Earnings on bank-owned life insurance .......................            444            483
  Gain on sale of mortgage loans, net .........................          9,698          4,253
  Gain on sale of investments securities available for sale....          1,712          1,531
  Other income ................................................          1,079            637
                                                                      --------       --------
         Total non-interest income ............................         13,357          8,193
                                                                      --------       --------
Non-interest expense:
  Compensation and employee benefits ..........................         10,734          8,409
  Office occupancy and equipment ..............................          2,192          1,964
  Data processing .............................................            625            953
  Advertising and business promotion ..........................            423            192
  Amortization of intangible assets ...........................            553            607
  Other expense ...............................................          3,044          2,371
                                                                      --------       --------
         Total non-interest expense ...........................         17,571         14,496
                                                                      --------       --------
         Income before income tax expense .....................         10,431          7,201
Income tax expense ............................................          4,172          2,767
                                                                      --------       --------
         Net income ...........................................       $  6,259       $  4,434
                                                                      ========       ========

Basic EPS .....................................................       $   0.37       $   0.28
                                                                      ========       ========
Diluted EPS ...................................................       $   0.36       $   0.27
                                                                      ========       ========

Weighted average shares outstanding -- basic ..................         16,795         15,578
                                                                      ========       ========
Weighted average shares outstanding -- diluted ................         17,332         16,154
                                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                COMMON     PAID-IN    RETAINED   COMPREHENSIVE
                                                 STOCK     CAPITAL    EARNINGS    INCOME (LOSS)
                                                -------  ----------   --------   --------------
Balance at March 31, 2003 ....................  $   216   $ 125,198   $ 97,100         $9,777
  Earned SIP stock awards ....................       --          (5)        --             --
  Earned ESOP shares charged to expense ......       --         399         --             --
  Stock options exercised ....................        3       2,292         --             --
  Cash dividends declared and paid
      (1st quarter at $0.10 per share) .......       --          --     (1,729)            --
  Common stock acquired for certain
     employee benefit plans (5,396 shares at
     an average price of $14.85 per share)....       --          --         --             --
  Comprehensive income:
    Net income ...............................       --          --      6,259             --
    Other comprehensive income (loss),
      net of tax
       Unrealized holding losses on
         available for sale securities,
         net of taxes of ($371) ............         --          --         --           (239)
       Reclassification adjustment for
         gains included in net income,
         net of taxes of $1,042 ............         --          --         --           (670)
                                                                                       ------
       Net unrealized losses ...............         --          --         --           (909)
         Total comprehensive income ........         --          --         --             --
                                                -------   ---------   --------         ------
Balance at June 30, 2003 ...................    $   219   $ 127,884   $101,630         $8,868
                                                =======   =========   ========         ======

                                                               UNEARNED
                                                                 1997
                                                             STOCK-BASED
                                                 UNALLOCATED  INCENTIVE                   TOTAL
                                                    ESOP      PLAN (SIP)    TREASURY   STOCKHOLDERS'
                                                   SHARES       SHARES        STOCK       EQUITY
                                                 -----------  -----------   ---------  -------------
Balance at March 31, 2003 ....................     $(1,549)     $(112)      $ (37,546)   $193,084
  Earned SIP stock awards ....................          --         73              --          68
  Earned ESOP shares charged to expense ......          --         --              --         399
  Stock options exercised ....................          --         --              --       2,295
  Cash dividends declared and paid
      (1st quarter at $0.10 per share) .......          --         --              --      (1,729)
  Common stock acquired for certain
     employee benefit plans (5,396 shares at
     an average price of $14.85 per share)....          --         --             (80)        (80)
  Comprehensive income:
    Net income ...............................          --         --              --       6,259
    Other comprehensive income (loss),
      net of tax
       Unrealized holding losses on
         available for sale securities,
         net of taxes of ($371) ............            --         --              --          --
       Reclassification adjustment for
         gains included in net income,
         net of taxes of $1,042 ............            --         --              --          --
       Net unrealized losses ...............            --         --              --        (909)
                                                                                         --------
         Total comprehensive income ........            --         --              --       5,350
                                                   -------      -----       ---------    --------
Balance at June 30, 2003 ...................       $(1,549)     $ (39)      $ (37,626)   $199,387
                                                   =======      =====       =========    ========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED JUNE 30,
                                                                            --------------------------
                                                                                2003          2002
                                                                            -----------    -----------
Cash flows from operating activities:
  Net income ............................................................   $     6,259    $     4,434
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Amortization (accretion) of:
         Discounts, net .................................................          (640)          (997)
         Deferred loan origination costs ................................           364            175
         Mortgage servicing rights ......................................           729            787
         Intangible assets ..............................................           553            607
      Provision for loan losses .........................................           250            100
      Provision for estimated impairment on mortgage servicing rights ...         1,359            212
      (Gains) losses on sales of:
         Mortgage loans .................................................        (9,698)        (4,253)
         Investment and mortgage-backed securities available-for-sale ...        (1,712)        (1,531)
         Office property and equipment ..................................             4            (13)
      Net proceeds from sales of mortgage loans .........................       857,909        410,675
      Origination of mortgage loans held for sale .......................      (912,522)      (407,405)
      Income from bank-owned life insurance .............................          (444)          (483)
      Depreciation of office properties and equipment ...................         1,099          1,030
      Appreciation in fair value of ESOP shares .........................           399            299
      Earned SIP shares .................................................            68             69
      Increase or decrease in:
         Accrued interest receivable ....................................          (446)           312
         Other assets ...................................................        (2,907)        (5,594)
         Accrued interest payable .......................................           250            433
         Other liabilities ..............................................        (3,588)        11,762
                                                                            -----------    -----------
         Net cash (used in) provided by operating activities ............       (62,714)        10,619
                                                                            -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities available for sale ..................        (1,292)          (513)
  Purchase of mortgage-backed securities available for sale .............      (235,672)      (260,108)
  Payments received on mortgage-backed securities .......................        97,489         56,725
  Proceeds from sale of investments securities available for sale .......            --         40,716
  Proceeds from sale of mortgage-backed securities available for sale ...        77,772          4,700
  Maturities of investment securities available for sale ................         1,248            304
  Net increase in loans .................................................      (138,400)        (5,687)
  Proceeds from sale of office equipment ................................            --             14
  Purchases of office properties and equipment ..........................          (789)        (2,055)
                                                                            -----------    -----------
         Net cash used in investing activities ..........................      (199,644)      (165,904)
                                                                            -----------    -----------
Cash flows from financing activities:
  Net increase in deposits ..............................................       101,503          5,714
  Proceeds from FHLB advances and other borrowings ......................     2,387,140        571,400
  Repayments on FHLB advances and other borrowings ......................    (2,225,288)      (484,625)
  Net change in advance payments by borrowers for taxes and insurance ...           927           (423)
  Cash dividends paid ...................................................        (1,729)        (1,143)
  Payments to acquire common stock and stock issuance costs .............           (80)           (89)
  Stock options exercised ...............................................         2,295            870
                                                                            -----------    -----------
         Net cash provided by financing activities ......................       264,768         91,704
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents ....................         2,410        (63,581)
Cash and cash equivalents at beginning of period ........................        55,529        145,049
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $    57,939    $    81,468
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ............................................................   $    14,019    $    17,651
                                                                            ===========    ===========
    Income taxes ........................................................   $     4,511    $     2,736
                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of FIRSTFED AMERICA BANCORP, INC. (the "Company"), its wholly-owned subsidiaries, First Federal Savings Bank of America (the "Bank"), FAB FUNDING CORPORATION ("FAB FUNDING") and FIRSTFED INSURANCE AGENCY, LLC (the "Agency"), People's Bancshares Capital Trust II ("Capital Trust II"), and the Company's 65% interest in FIRSTFED TRUST COMPANY, N.A. (the "Trust Company"). The remaining 35% interest of the Trust Company is held by M/D Trust, LLC, a minority owner. The Bank includes its wholly-owned subsidiaries, People's Mortgage Corporation ("PMC"), FIRSTFED INVESTMENT CORPORATION, and CELMAC INVESTMENT CORPORATION.

    The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain amounts previously reported have been reclassified to conform to the current year's presentation. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2004.

    Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(2) STOCK SPLIT

    On June 26, 2003, the Company's Board of Directors declared a 2-for-1 common stock split distributed on July 17, 2003 to shareholders of record as of July 7, 2003. In the accompanying unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operation, the numbers of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill and other intangible assets for the three months ended June 30, 2003 are as follows (in thousands):

                                                            CORE                         TOTAL
                                                          DEPOSIT      NON-COMPETE    IDENTIFIABLE
                                                         INTANGIBLE     INTANGIBLE     INTANGIBLE
                                            GOODWILL       ASSET          ASSET          ASSETS
                                            --------     ----------    -----------    ------------
Balance at March 31, 2003                   $43,825       $ 9,596        $   238        $ 9,834
Recorded during the period                       --            --             --             --
Amortization expense                             --          (488)           (65)          (553)
Impairment recognized                            --            --             --             --
                                            -------       -------        -------        -------
Balance at June 30, 2003                    $43,825       $ 9,108        $   173        $ 9,281
                                            =======       =======        =======        =======

Estimated amortization expense for fiscal
 years ended March 31:
       2004                                 $    --       $ 1,933        $   238        $ 2,171
       2005                                      --         1,717             --          1,717
       2006                                      --         1,500             --          1,500
       2007                                      --         1,283             --          1,283
       2008                                      --         1,066             --          1,066
       After 2008                                --         2,097             --          2,097

    The components of identifiable intangible assets at June 30, 2003 are as follows (in thousands):

                                          GROSS CARRYING    ACCUMULATED       NET CARRYING
                                              AMOUNT        AMORTIZATION         AMOUNT
                                          --------------    ------------      ------------
Core deposit intangible asset                $11,926           $2,818            $9,108
Non-compete intangible asset                     520              347               173
                                             -------           ------            ------
                                             $12,446           $3,165            $9,281
                                             =======           ======            ======

(4) STOCK OPTION PLANS

    The Company continues to follow the intrinsic value method for accounting for its stock option plans. Accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                       FOR THE THREE MONTHS
                                                                          ENDED JUNE 30,
                                                                       --------------------
                                                                         2003        2002
                                                                        ------      ------
Net income as reported............................................      $6,259      $4,434
Pro forma net income..............................................       6,132       4,326
Basic earning per share as reported...............................        0.37        0.28
Diluted earnings per share as reported............................        0.36        0.27
Pro forma basic earnings per share................................        0.37        0.28
Pro forma diluted earnings per share..............................        0.35        0.27

    The fair value of stock options was determined by using the trinomial option pricing model. No stock options have been granted since fiscal year 2001.

(5) IMPACT OF RECENT ACCOUNTING STANDARDS

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires derivatives contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's Consolidated Financial Statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to clarify a financial instrument within the scope of the statement as a liability if the financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into on or modified after May 31, 2003, and is effective for the interim period beginning after June 30, 2003 for financial instruments existing before May 31, 2003. The effect of adoption of SFAS No. 150 is to be reported as a cumulative effect of change in accounting principle. The Company does not believe the adoption of SFAS No. 150 will have a material impact on the Company's Consolidated Financial Statements.

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

    The following discussion should be read in conjunction with the financial statements, notes, discussion and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

                              RESULTS OF OPERATIONS

OVERVIEW

    Net income increased $1.8 million, or 41%, to $6.3 million for the first quarter of fiscal year 2004 from $4.4 million for the first quarter of fiscal year 2003. Diluted earnings per share ("EPS") increased 33% to $0.36 for the first quarter of fiscal year 2004 from $0.27 per share for the first quarter of fiscal year 2003. Income before income tax expense increased $3.2 million, or 45%, to $10.4 million, the net result of increases in net interest income after provision for loan losses of $1.1 million, non-interest income of $5.2 million, and non-interest expense of $3.1 million.

    Return on average stockholders' equity increased to 12.86% for the first quarter of fiscal year 2004 compared to 11.77% for the first quarter of fiscal year 2003. Return on average assets increased to 1.01% for the first quarter of fiscal year 2004 compared to 0.78% for the first quarter of fiscal year 2003.

NET INTEREST INCOME

    Net interest income before provision for loan losses increased $1.3 million, or 9%, to $14.9 million for the first quarter of fiscal year 2004 from $13.6 million for the first quarter of fiscal year 2003. The net interest rate spread and net interest margin were 2.31% and 2.60%, respectively, for the first quarter of fiscal year 2004, compared to 2.45% and 2.66%, respectively, for the first quarter of fiscal year 2003. The increase in net interest income was due primarily to growth in interest-earning assets, particularly loans receivable, net, and mortgage loans held for sale, as funded by interest-bearing and noninterest-bearing liabilities, particularly demand and savings deposits. The decreases in the net interest rate spread and net interest margin reflected declines in market interest rates, with reductions in the Company's interest yields on interest-earning assets exceeding the reductions in its interest costs on interest-bearing liabilities.

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

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------------------
                                                                   2003                                 2002
                                                  ---------------------------------      -------------------------------
                                                                            AVERAGE                              AVERAGE
                                                    AVERAGE                  YIELD/        AVERAGE                YIELD/
                                                    BALANCE     INTEREST      COST         BALANCE    INTEREST     COST
                                                  --------------------------------       -------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
         mortgage loans held for sale (1)         $1,579,963     $22,080      5.59%      $1,206,930    $20,868     6.92%
      Investment securities (2)                       91,633         767      3.36          243,207      1,891     3.12
      Mortgage-backed securities (3)                 629,181       6,317      4.02          603,764      8,929     5.92
                                                  ----------     -------      ----       ----------    -------     ----
            Total interest-earning assets          2,300,777      29,164      5.07        2,053,901     31,688     6.17
                                                                 -------      ----                     -------     ----
     Noninterest-earning assets                      191,107                                221,793
                                                  ----------                             ----------
            Total assets                          $2,491,884                             $2,275,694
                                                  ==========                             ==========

Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                $1,294,376       5,838      1.81       $1,171,703      7,567     2.59
      FHLB advances and other borrowings             779,023       8,431      4.34          780,428     10,517     5.41
                                                  ----------     -------      ----       ----------    -------     ----
            Total interest-bearing liabilities     2,073,399      14,269      2.76        1,952,131     18,084     3.72
                                                                 -------      ----                     -------     ----
     Noninterest-bearing liabilities (5)             223,267                                172,431
                                                  ----------                             ----------
            Total liabilities                      2,296,666                              2,124,562
     Stockholders' equity                            195,218                                151,132
                                                  ----------                             ----------
            Total liabilities and stockholders'
              equity                              $2,491,884                             $2,275,694
                                                  ==========                             ==========
Net interest rate spread (6)                                     $14,895      2.31%                    $13,604     2.45%
                                                                 =======      ====                     =======     ====
Net interest margin (7)                                                       2.60%                                2.66%
                                                                              ====                                 ====
Ratio of interest-earning assets to
  interest-bearing liabilities                        110.97%                                105.21%
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

PROVISION FOR LOAN LOSSES

    The Company's provision for loan losses was $250,000 for the first quarter of fiscal year 2004 compared to $100,000 for the first quarter of fiscal year 2003. This increase was based primarily on management's assessment of several key factors, including portfolio growth and composition changes, internal loan review classifications, and current economic conditions. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset Quality -- Allowance for Loan Losses."

NON-INTEREST INCOME

    Non-interest income increased $5.2 million, or 63%, to $13.4 million for the first quarter of fiscal year 2004 from $8.2 million for the first quarter of fiscal year 2003. This increase was due primarily to increases of $5.4 million in gain on sale of mortgage loans, $181,000 in gain on sale of securities available for sale, $185,000 in service charges on deposit accounts and $442,000 in other non-interest income, partially offset by a decrease of $1.2 million in loan servicing income.

    The increase in gain on sale of mortgage loans was due primarily to a higher volume of loans originated for sale during the first quarter of fiscal year 2004. In addition, changes in fair value of derivative instruments utilized in secondary market hedging activities, as required by SFAS No. 133, resulted in an addition to gain on sale of mortgage loans of $833,000 for the first quarter of fiscal year 2004 compared to a reduction of $107,000 for the first quarter of fiscal year 2003. The increase in service charges on deposit accounts was due primarily to growth in deposits. The increase in other non-interest income was due primarily to a net increase in investment portfolio values of certain employee benefit plans, which is offset by a related increase in other non-interest expense.

    The decrease in loan servicing income was due primarily to additions to the valuation allowance for mortgage servicing rights of $1.4 million during the first quarter of fiscal year 2004, compared to $212,000 during the first quarter of fiscal year 2003. The additions to the valuation allowance were based on estimated impairment due to a combination of faster than previously expected actual payoff experience and faster prepayment forecasts for the applicable periods. Amortization of mortgage servicing rights totaled $729,000 and $787,000 for the first quarters of fiscal year 2004 and 2003, respectively.

NON-INTEREST EXPENSE

    Non-interest expense increased $3.1 million, or 21%, to $17.6 million for the first quarter of fiscal year 2004 from $14.5 million for the first quarter of fiscal year 2003. This increase was due primarily to increases of $2.3 million in compensation and benefits, $231,000 in advertising and promotion expenses, $228,000 in office occupancy and equipment expenses, and $673,000 in other non-interest expenses, partially offset by a decrease of $328,000 in data processing costs.

    The increase in compensation and benefits was due primarily to higher costs related to growth in mortgage originations, the net accounting impact of market price increases of FAB stock held by certain employee benefit plans, and higher employee health plan costs. The increase in advertising and promotion expenses was due primarily to an expansion of advertising campaigns. The increase in office occupancy and equipment expenses was due primarily to increases in asset depreciation and building repairs and maintenance costs. The decrease in data processing costs was due primarily to acquisition and system conversion costs incurred in the first quarter of fiscal year 2003.

INCOME TAXES

    Income tax expense increased $1.4 million, or 51%, to $4.2 million for the first quarter of fiscal year 2004 from $2.8 million for the first quarter of fiscal year 2003. The Company's effective tax rate increased to 40.0% for the first quarter of fiscal year 2004 from 38.4% for the first quarter of fiscal year 2003, due primarily to the effects of increased state taxes.

                               FINANCIAL CONDITION

OVERVIEW

    Total assets increased $266.0 million, or 11%, to a record $2.681 billion at June 30, 2003 from $2.414 billion at March 31, 2003. This growth was due primarily to increases of $137.5 million in loans receivable, net, $63.5 million in mortgage loans held for sale, and $59.1 million in mortgage-backed securities available for sale. The net increase in mortgage-backed securities was due primarily to purchases of mortgage-backed securities available for sale totaling $235.7 million, partially offset by sales totaling $77.8 million and payments received of $97.5 million.

    The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                            JUNE 30, 2003               MARCH 31, 2003
                                       ----------------------       ---------------------
                                                      PERCENT                    PERCENT
                                         AMOUNT       OF TOTAL        AMOUNT     OF TOTAL
                                       ----------     --------      ----------   --------
                                                       (DOLLARS IN THOUSANDS)
Mortgage Loans:
   Residential                         $  693,529       49.17%      $  601,063     47.21%
   Commercial real estate                 157,964       11.20          142,974     11.23
   Construction and land                   62,410        4.43           61,698      4.85
                                       ----------      ------       ----------    ------
         Total mortgage loans             913,903       64.80          805,735     63.29
                                       ----------      ------       ----------    ------
Commercial Loans                          295,129       20.92          283,137     22.24
                                       ----------      ------       ----------    ------
Consumer Loans:
   Home equity lines                      159,976       11.34          140,189     11.01
   Second mortgages                        30,854        2.19           32,914      2.58
   Other consumer loans                    10,567        0.75           11,158      0.88
                                       ----------      ------       ----------    ------
         Total consumer loans             201,397       14.28          184,261     14.47
                                       ----------      ------       ----------    ------
      Total loans receivable            1,410,429      100.00%       1,273,133    100.00%
                                                       ======                     ======
Less:
   Allowance for loan losses             (19,521)                      (19,335)
   Undisbursed proceeds of
     construction mortgages
        in process                       (17,900)                      (17,752)
   Purchase premium on
        loans, net                         3,092                         3,377
   Deferred loan origination
        costs, net                         2,732                         1,908
                                       ----------                   ----------
       Loans receivable, net           $1,378,832                   $1,241,331
                                       ==========                   ==========

    Mortgage loan originations totaled $1.148 billion for the first quarter of fiscal year 2004, including $912.5 million originated for sale of which $800.5 million were originated by PMC. During this time, $842.2 million of mortgage loans were sold in the secondary market, including $678.1 million sold servicing released by PMC.

     Mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements decreased $120.5 million, or 9%, to $1.292 billion at June 30, 2003 from $1.412 billion at March 31, 2003, due primarily to refinancing activity. Loans serviced for others are not included in the Consolidated Balance Sheets. Mortgage servicing rights, net of the valuation allowance, decreased $793,000, or 13%, to $5.2 million at June 30, 2003, from $6.0 million at March 31, 2003. The valuation allowance related to the impairment of mortgage servicing rights increased $168,000 to $3.3 million at June 30, 2003, from $3.1 million at March 31, 2003, due to additions of $1.4 million for estimated impairment, less write-downs of $1.2 million for permanent impairment during the first quarter of fiscal year 2004. Mortgage servicing rights were 0.40% of loans serviced for others at June 30, 2003, compared to 0.42% at March 31, 2003.

    Balance sheet growth during the first quarter of fiscal year 2004 was primarily funded by increases of $160.8 million in FHLB advances and other borrowings and $101.4 million in deposit balances. The 7% increase in deposits, to $1.529 billion at June 30, 2003, included increases in demand deposits of $82.9 million, or 14%, and savings deposits of $26.9 million, or 9%, partially offset by a decrease in time deposits of $8.4 million, or 1%. The Company's demand and savings accounts, or core deposits, were 63.5% of total deposits at June 30, 2003 compared to 60.3% at March 31, 2003.

    Total stockholders' equity increased $6.3 million, or 3%, to $199.4 million at June 30, 2003, from $193.1 million at March 31, 2003. The increase was due primarily to $6.3 million in net income and a $2.3 million increase from common shares issued for stock options exercised, partially offset by $1.7 million in dividends paid to stockholders and a $909,000 decrease in the fair market value of available for sale securities, net of tax. Stockholders' equity to assets was 7.44% at June 30, 2003, compared to 8.00% at March 31, 2003. Book value per share increased to $11.80 at June 30, 2003 from $11.63 at March 31, 2003. Tangible book value per share increased to $8.66 at June 30, 2003 from $8.40 at March 31, 2003.

ASSET QUALITY

    Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $56,000 for the three months ended June 30, 2003 and $19,000 for the three months ended June 30, 2002.

                                                                        JUNE 30,  MARCH 31,
                                                                          2003      2003
                                                                        --------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to-four family ............................................     $  957    $1,699
     Commercial real estate ........................................        108        96
                                                                         ------    ------
          Total mortgage loans .....................................      1,065     1,795
                                                                         ------    ------
  Commercial loans .................................................        586     1,388
                                                                         ------    ------
  Consumer loans:
     Home equity lines .............................................        151        --
     Second mortgages ..............................................        105       107
     Other consumer loans ..........................................          9        15
                                                                         ------    ------
          Total consumer loans .....................................        265       122
                                                                         ------    ------
          Total non-accrual loans ..................................      1,916     3,305
REO, net (1) .......................................................        194       194
                                                                         ------    ------
          Total non-performing assets ..............................     $2,110    $3,499
                                                                         ======    ======

Allowance for loan losses as a percent of loans (2) ................       1.40%     1.53%
Allowance for loan losses as a percent of non-performing loans (3)..      1,019%      585%
Non-accrual loans as a percent of loans (2)(3) .....................       0.14%     0.26%
Non-performing assets as a percent of total assets .................       0.08%     0.14%

------------------
         (1)  REO balances are shown net of related valuation allowances.

         (2) Loans includes loans receivable, net, excluding allowance for loan losses.

         (3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

    The decrease of $1.4 million in non-performing assets during the first three months of fiscal year 2004 was due primarily to declines of $742,000 in one-to-four family mortgage loans and $802,000 in commercial loans.

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

    The allowance for loan losses totaled $19.5 million at June 30, 2003, an increase of $186,000, or 1%, as compared to $19.3 million at March 31, 2003. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                         FOR THE THREE MONTHS
                                            ENDED JUNE 30,
                                        ---------------------
                                          2003         2002
                                        --------     --------
                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period .......  $ 19,335     $ 19,237
Provision for loan losses ............       250          100
                                        --------     --------
Charge-offs:
   One-to-four family mortgage loans..       (63)         (10)
   Commercial loans ..................        --          (86)
   Consumer Loans:
      Home equity lines ..............       (11)          (9)
      Second mortgages ...............        --           --
      Other consumer .................       (14)         (19)
                                        --------     --------
             Total ...................       (88)        (124)
Recoveries ...........................        24            2
                                        --------     --------
Balance at end of period .............  $ 19,521     $ 19,215
                                        ========     ========

Ratio of net charge-offs during
the period to average loans
outstanding during the period ........      0.02%        0.04%

    Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in increases in the provision of loan losses and the allowance for loan losses during the past year. Although the Company's non-performing loans and charge-offs have remained low, there has been a shift in the composition of the loan portfolio at June 30, 2003 as compared to June 30, 2002. The residential mortgage portfolio has increased due primarily to the origination and retention of certain adjustable-rate and fixed-rate mortgage loans with terms of 15 years or less, and high refinancing activity reflecting the low fixed rate environment. The commercial and consumer loan portfolios have also continued to show significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. Management also considered internal loan review classifications and current economic conditions, including rising unemployment rates in the Company's key market area of southeastern New England, which could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

    The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at June 30, 2003, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

    The Company has primarily utilized the following strategies to manage interest rate risk: (1) the origination and retention of certain adjustable-rate and shorter-term (generally 15 years or less) fixed-rate, one-to-four family mortgage loans; (2) selling mortgage loans originated for sale in the secondary market with either servicing rights retained or servicing rights released; and
(3) investing primarily in adjustable-rate mortgage-backed securities and short-term fixed-rate CMOs. In conjunction with its mortgage banking activities, the

Company uses forward contracts in order to reduce exposure to interest-rate risk. The Company obtains commitments from investors on a loan-by-loan basis for mortgage loans sold with servicing rights released. The amount of forward coverage of the "pipeline" of mortgages is managed on a day-to-day basis, within Board approved policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage origination activity. In addition, the Company has engaged in interest rate swap agreements, from time to time, to synthetically lengthen its liability maturities.

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

    The following table sets forth the Company's estimated NPV and NPV ratios as of June 30, 2003 and March 31, 2003, as calculated by the Company.

                               JUNE 30, 2003                          MARCH 31, 2003
                      ---------------------------------       --------------------------------
  CHANGE IN           ESTIMATED                NPV            ESTIMATED                NPV
INTEREST RATES           NET                SENSITIVITY          NET               SENSITIVITY
  IN BASIS            PORTFOLIO      NPV     IN BASIS         PORTFOLIO     NPV     IN BASIS
   POINTS               VALUE       RATIO     POINTS            VALUE      RATIO     POINTS
--------------        ---------     -----   -----------       ---------    -----   -----------
                                          (DOLLARS IN THOUSANDS)
     300              $153,267      5.95%      (39)            $179,199     7.57%       123
     200               169,314      6.44        10              181,195     7.54        120
     100               176,321      6.58        24              172,562     7.09         75
  Unchanged            172,129      6.34        --              155,172     6.34         --

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

    The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2003, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $1.084 billion, or 40.5% of total assets.

    The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At June 30, 2003, the Bank had $863.0 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $212.2 million including the $25.0 million line of credit. At June 30, 2003, the portfolio of putable FHLB advances and putable reverse repurchase agreements totaled $407.5 million, with an average effective interest rate of 4.50%, and an average life to maturity and estimated average life of 6.4 years. The estimated average life calculated by the

Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

    At June 30, 2003, Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding, with an average interest cost of 10.29%, that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010.

    At June 30, 2003, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $717.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from June 30, 2003 totaled $385.7 million. Based on its prior experience and other factors, the Bank currently expects that it will retain a majority of maturing certificate accounts.

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

    At June 30, 2003, the consolidated capital to total assets ratio of the Company was 7.44%. The Company paid a cash dividend $0.10 per share to stockholders during the first quarter of fiscal year 2004, and announced the declaration of a quarterly cash dividend of $0.13 per share to stockholders for payment during the second quarter of fiscal year 2004. The Company's primary source of funding for dividends, and payments for periodic stock repurchases, has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

    As of June 30, 2003, the Company had repurchased 360,616 shares of Company stock at an average price of $7.09 per share, or 56% of the 640,056 shares authorized for repurchase under the Company's seventh stock repurchase program announced on September 29, 2000. There was no stock repurchase activity during the first quarter of fiscal year 2004. The Company has repurchased 4,973,806 shares since May 15, 1998.

    At June 30, 2003, the Bank exceeded all of its regulatory capital requirements. The Bank's Tier 1 core capital of $147.7 million, or 5.66% of total adjusted assets, was above the required level of $104.4 million, or 4.0%; risk-based capital of $160.2 million, or 10.58% of risk-weighted assets, was above the required level of $121.1 million or 8.0%, and Tier 1 risk-based capital of $147.7 million, or 9.41% of risk-weighted assets, was above the required level of $60.6 million or 4.0%. The Bank also continued to exceed the regulatory capital requirements for designation as a "well capitalized" institution under the OTS prompt corrective action regulations of 5.0% for Tier 1 core capital, 10.0% for risk-based capital and 6% for Tier 1 risk-based capital. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at June 30, 2003.

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

    a)   Exhibits

               3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (1)

               3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC. (2)

               4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (1)

               31.1 Certification of CEO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002 (filed herewith)

               31.2 Certification of CFO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002 (filed herewith)

               32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                    1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

---------------

         (1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

         (2) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

    b)   Reports on Form 8-K

         A current report on Form 8-K was filed on April 15, 2003, attaching a press release announcing the date of the 2003 annual meeting of shareholders.

         A current report on Form 8-K was filed on April 25, 2003, attaching a press release announcing the Company's financial results for the quarter and fiscal year ended March 31, 2003.

         A current report on Form 8-K was filed on June 27, 2003, attaching a press release announcing a 2-for-1 stock split, payable on July 17, 2003 to record holders as of July 7, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTFED AMERICA BANCORP, INC.
                                   ------------------------------
                                   Registrant

Date: August 13, 2003              /s/ Robert F. Stoico
                                   -------------------------
                                   Robert F. Stoico
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 13, 2003              /s/ Edward A. Hjerpe III
                                   -------------------------
                                   Edward A. Hjerpe III
                                   Executive Vice President, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)