Form 10-Q
period 2003-09-30
FIRSTFED AMERICA BANCORP INC
filed 2003-11-13
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 4, 2003, there were 18,296,298 shares of the Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

PART I      FINANCIAL INFORMATION........................................   2

  Item 1.   Financial Statements.........................................   2

            Consolidated Balance Sheets..................................   2

            Consolidated Statements of Income............................   3

            Consolidated Statements of Changes in Stockholders' Equity...   4

            Consolidated Statements of Cash Flows........................   5

            Notes to Unaudited Consolidated Financial Statements.........   6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   9

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk...  17

  Item 4.   Controls and Procedures......................................  17

PART II     OTHER INFORMATION............................................  17

  Item 1.   Legal Proceedings............................................  17

  Item 2.   Changes in Securities and Use of Proceeds....................  17

  Item 3.   Defaults Upon Senior Securities..............................  18

  Item 4.   Submission of Matters to a Vote of Security Holders..........  18

  Item 5.   Other Information............................................  18

  Item 6.   Exhibits and Reports on Form 8-K.............................  18

            SIGNATURES...................................................  19

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    ASSETS                                     SEPTEMBER 30,       MARCH 31,
                                                                                   2003               2003
                                                                               -------------      -----------

Cash on hand and due from banks ..........................................      $    37,810       $    53,529
Short-term investments ...................................................               --             2,000
                                                                                -----------       -----------
  Total cash and cash equivalents ........................................           37,810            55,529
Mortgage loans held for sale .............................................          272,110           245,745
Investment securities available for sale, at fair value
     (amortized cost of $8,633 and $16,659) ..............................           15,737            22,730
Mortgage-backed securities available for sale, at fair value
     (amortized cost of $613,819 and $623,841) ...........................          612,021           634,965
Mortgage-backed securities held to maturity (fair value of $845 and $956)               823               934
Stock in Federal Home Loan Bank of Boston, at cost .......................           58,433            58,433
Loans receivable
      Residential mortgages ..............................................          666,812           605,507
      Commercial real estate mortgages ...................................          173,631           142,974
      Construction and land mortgages ....................................           43,816            43,946
      Commercial .........................................................          267,145           282,955
      Consumer ...........................................................          217,273           185,284
      Allowance for loan losses ..........................................          (19,318)          (19,335)
                                                                                -----------       -----------
         Loans receivable, net ...........................................        1,349,359         1,241,331
Accrued interest receivable ..............................................            8,487             7,588
Mortgage servicing rights, net of valuation allowance of $2,074 and $3,095            7,679             5,971
Office properties and equipment, net .....................................           37,255            38,298
Bank-owned life insurance ................................................           38,383            37,513
Goodwill and other intangible assets .....................................           52,553            53,659
Prepaid expenses and other assets ........................................           21,646            11,782
                                                                                -----------       -----------
          Total assets ...................................................      $ 2,512,296       $ 2,414,478
                                                                                ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits

      Demand .............................................................      $   634,996       $   573,344
      Savings ............................................................          313,807           286,719
      Time ...............................................................          585,842           567,044
                                                                                -----------       -----------
         Total deposits ..................................................        1,534,645         1,427,107
  FHLB advances and other borrowings .....................................          708,001           712,253
  Company obligated, mandatorily redeemable securities ...................           11,232            11,324
  Advance payments by borrowers for taxes and insurance ..................            6,667             5,974
  Accrued interest payable ...............................................            3,495             3,607
  Other liabilities ......................................................           49,719            61,129
                                                                                -----------       -----------
          Total liabilities ..............................................        2,313,759         2,221,394
                                                                                -----------       -----------
Stockholders' equity:
  Common stock ...........................................................              220               216
  Additional paid-in capital .............................................          129,117           125,198
  Retained earnings ......................................................          105,294            97,100
  Accumulated other comprehensive income .................................            3,120             9,777
  Unallocated ESOP shares ................................................           (1,549)           (1,549)
  Unearned 1997 stock-based incentive plan ...............................              (39)             (112)
  Treasury stock .........................................................          (37,626)          (37,546)
                                                                                -----------       -----------
          Total stockholders' equity .....................................          198,537           193,084
                                                                                -----------       -----------
          Total liabilities and stockholders' equity .....................      $ 2,512,296       $ 2,414,478
                                                                                ===========       ===========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                    ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                   ---------------------       ---------------------
                                                                    2003         2002           2003         2002
                                                                   -------      --------       -------      --------
Interest and dividend income:
     Loans ..................................................      $24,315      $ 21,575       $46,395      $ 42,443
     Mortgage-backed securities .............................        6,135        10,011        12,452        18,940
     Investment securities ..................................          265           824           573         2,169
     Federal Home Loan Bank stock ...........................          449           553           908         1,099
                                                                   -------      --------       -------      --------
         Total interest and dividend income .................       31,164        32,963        60,328        64,651
                                                                   -------      --------       -------      --------
Interest expense:
     Deposits ...............................................        5,596         7,289        11,434        14,856
     Borrowed funds .........................................        8,835        10,547        17,266        21,064
                                                                   -------      --------       -------      --------
         Total interest expense .............................       14,431        17,836        28,700        35,920
                                                                   -------      --------       -------      --------
         Net interest income before provision for loan losses       16,733        15,127        31,628        28,731
Provision for loan losses ...................................          125           150           375           250
                                                                   -------      --------       -------      --------
         Net interest income after provision for loan losses        16,608        14,977        31,253        28,481
                                                                   -------      --------       -------      --------
Non-interest income:
     Service charges on deposit accounts ....................          875           621         1,733         1,294
     Trust fee income .......................................          406           352           777           713
     Loan servicing income (expense) ........................        1,251          (915)          146          (869)
     Insurance commission income ............................          367           230           667           439
     Earnings on Bank-Owned Life Insurance ..................          426           480           870           963
     Gain on sale of mortgage loans, net ....................        6,917         7,311        16,615        11,564
     Gain on sale of investment securities available for sale          426            40         2,138         1,571
     Other income ...........................................          886           705         1,965         1,342
                                                                   -------      --------       -------      --------
         Total non-interest income ..........................       11,554         8,824        24,911        17,017
                                                                   -------      --------       -------      --------
Non-interest expense:
     Compensation and employee benefits .....................       11,664         8,648        22,398        17,057
     Office occupancy and equipment .........................        2,122         2,099         4,314         4,063
     Data processing ........................................          680           697         1,305         1,650
     Advertising and business promotion .....................          359           199           782           391
     Amortization of intangible assets ......................          553           607         1,106         1,214
     Other expense ..........................................        2,725         2,323         5,769         4,694
                                                                   -------      --------       -------      --------
         Total non-interest expense .........................       18,103        14,573        35,674        29,069
                                                                   -------      --------       -------      --------
         Income before income tax expense ...................       10,059         9,228        20,490        16,429
Income tax expense ..........................................        4,136         3,581         8,308         6,348
                                                                   -------      --------       -------      --------
         Net income .........................................      $ 5,923      $  5,647       $12,182      $ 10,081
                                                                   =======      ========       =======      ========

Basic earnings per share ....................................      $  0.35      $   0.35       $  0.72      $   0.63
                                                                   =======      ========       =======      ========
Diluted earnings per share ..................................      $  0.34      $   0.34       $  0.70      $   0.61
                                                                   =======      ========       =======      ========

Weighted average shares outstanding - basic .................       16,972        16,031        16,884        15,893
                                                                   =======      ========       =======      ========
Weighted average shares outstanding - diluted ...............       17,611        16,542        17,460        16,424
                                                                   =======      ========       =======      ========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              UNEARNED
                                                                                               1997
                                                                  ACCUMULATED                STOCK-BASED
                                          ADDITIONAL                 OTHER      UNALLOCATED   INCENTIVE                  TOTAL
                                  COMMON   PAID-IN    RETAINED   COMPREHENSIVE      ESOP      PLAN (SIP)   TREASURY   STOCKHOLDERS'
                                  STOCK    CAPITAL    EARNINGS   INCOME (LOSS)     SHARES       SHARES      STOCK        EQUITY
                                  ------  ----------  --------   -------------  -----------  -----------   --------   -------------

Balance at March 31, 2003.......  $ 216    $125,198   $ 97,100      $9,777        $(1,549)     $ (112)     $(37,546)    $ 193,084
  Earned SIP stock awards.......     --          (5)        --          --             --          73            --            68
  Earned ESOP shares
    charged to expense..........     --         970         --          --             --          --            --           970
  Stock options exercised.......      4       2,954         --          --             --          --            --         2,958
  Cash dividends declared
    and paid (1st quarter at
    $0.10 per share; 2nd
    quarter at $0.13 per
    share)......................     --          --     (3,988)         --             --          --            --        (3,988)
  Common stock acquired for
    certain employee benefit
    plans (5,396 shares at
    an average price of
    $14.85 per share)...........     --          --         --          --             --          --           (80)          (80)
  Comprehensive income:
    Net income..................     --          --     12,182          --             --          --            --        12,182
    Other comprehensive
      income (loss),
      net of tax Unrealized
      holding losses on
      available for sale
      securities, net of
      taxes of ($4,290).........     --          --         --      (5,460)            --          --            --            --
    Reclassification adjustment
      for gains included in net
      income, net of taxes
      of $941...................     --          --         --      (1,197)            --          --            --            --
                                                                    ------
    Net unrealized losses.......     --          --         --      (6,657)            --          --            --        (6,657)
                                                                                                                        ---------
      Total comprehensive
        income..................     --          --         --          --             --          --            --         5,525
                                  -----    --------   --------      ------        -------      ------      --------     ---------
Balance at September 30, 2003...  $ 220    $129,117   $105,294      $3,120        $(1,549)     $  (39)     $(37,626)    $ 198,537
                                  =====    ========   ========      ======        =======      =======     ========     =========


          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                2003               2002
                                                                            ------------       -----------
Cash flows from operating activities:
  Net income .........................................................      $     12,182       $    10,081
    Adjustments to reconcile net income to net cash used in operating activities:
      Amortization (accretion) of:
         Discounts, net ..............................................            (1,322)           (1,980)
         Deferred loan origination costs .............................               890               456
         Mortgage servicing rights ...................................             1,564             1,444
         Intangible assets ...........................................             1,106             1,214
      Provision for loan losses ......................................               375               250
      Provision for estimated impairment on mortgage servicing rights                171             1,550
      Gains on sales of:
         Mortgage loans ..............................................           (16,615)          (11,564)
         Investment and mortgage-backed securities available-for-sale             (2,138)           (1,571)
         Office property and equipment ...............................                (2)              (13)
      Net proceeds from sales of mortgage loans ......................         1,993,526           990,138
      Origination of mortgage loans held for sale ....................        (2,008,293)       (1,116,398)
      Earnings on bank-owned life insurance ..........................              (870)             (963)
      Depreciation of office properties and equipment ................             2,165             2,122
      Appreciation in fair value of ESOP shares ......................               970               580
      Earned SIP shares ..............................................                68             1,281
      Increase or decrease in:
         Accrued interest receivable .................................              (899)             (489)
         Other assets ................................................            (3,059)           (1,188)
         Accrued interest payable ....................................              (112)             (642)
         Other liabilities ...........................................           (11,410)           19,186
                                                                            ------------       -----------
         Net cash used in operating activities .......................           (31,703)         (106,506)
                                                                            ------------       -----------
Cash flows from investing activities:
  Purchase of investment securities available for sale ...............            (2,678)           (1,476)
  Purchase of mortgage-backed securities available for sale ..........          (284,086)         (348,080)
  Payments received on mortgage-backed securities ....................           207,632           128,643
  Proceeds from sale of investments securities available for sale ....             8,219            42,093
  Proceeds from sale of mortgage-backed securities available for sale             87,781             4,701
  Maturities of investment securities available for sale .............             2,909             1,527
  Net increase in loans ..............................................          (109,863)          (13,947)
  Proceeds from sale of office properties and equipment ..............                12               256
  Purchases of office properties and equipment .......................            (1,132)           (2,897)
                                                                            ------------       -----------
         Net cash used in investing activities .......................           (91,206)         (189,180)
                                                                            ------------       -----------
Cash flows from financing activities:
  Net increase in deposits ...........................................           107,710            14,684
  Proceeds from FHLB advances and other borrowings ...................        14,621,097         2,408,659
  Repayments on FHLB advances and other borrowings ...................       (14,623,200)       (2,232,153)
  Net change in advance payments by borrowers for taxes and insurance                693              (675)
  Cash dividends paid ................................................            (3,988)           (2,399)
  Payments to acquire common stock and stock issuance costs ..........               (80)              (85)
  Common stock issued in private placement ...........................                --             5,000
  Stock options exercised ............................................             2,958             1,143
                                                                            ------------       -----------
         Net cash provided by financing activities ...................           105,190           194,174
                                                                            ------------       -----------
Net decrease in cash and cash equivalents ............................           (17,719)         (101,512)
Cash and cash equivalents at beginning of period .....................            55,529           145,049
                                                                            ------------       -----------
Cash and cash equivalents at end of period ...........................      $     37,810       $    43,537
                                                                            ============       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest .........................................................      $     28,812       $    36,562
                                                                            ============       ===========
    Income taxes .....................................................      $      7,042       $     9,418
                                                                            ============       ===========

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

     The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain amounts previously reported have been reclassified to conform to the current year's presentation. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2004.

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

(2) STOCK SPLIT

     On June 26, 2003, the Company's Board of Directors declared a 2-for-1 common stock split that was distributed on July 17, 2003 to shareholders of record as of July 7, 2003. In the accompanying unaudited consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operation, and Other Information, the numbers of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill and other intangible assets for the six months ended September 30, 2003 are as follows (in thousands):

                                                             CORE                         TOTAL
                                                           DEPOSIT      NON-COMPETE   IDENTIFIABLE
                                                          INTANGIBLE     INTANGIBLE    INTANGIBLE
                                            GOODWILL        ASSET          ASSET         ASSETS
                                            --------      ----------    -----------    -----------
Balance at March 31, 2003                    $43,825        $ 9,596        $ 238         $ 9,834
Recorded during the period                        --             --           --              --
Amortization expense                              --           (976)        (130)         (1,106)
Impairment recognized                             --             --           --              --
                                             --------       --------       ------        --------
Balance at September 30, 2003                $43,825        $ 8,620        $ 108          $8,728
                                             ========       ========       ======        ========

Estimated amortization expense for fiscal
  years ended March 31:
    2004                                                    $ 1,933        $ 238         $ 2,171
    2005                                                      1,717           --           1,717
    2006                                                      1,500           --           1,500
    2007                                                      1,283           --           1,283
    2008                                                      1,066           --           1,066
    After 2008                                                2,097           --           2,097

     The components of identifiable intangible assets at September 30, 2003 are as follows (in thousands):

                                GROSS CARRYING    ACCUMULATED    NET CARRYING
                                    AMOUNT       AMORTIZATION       AMOUNT
                                --------------   ------------    ------------
Core deposit intangible asset      $11,926          $3,306          $8,620
Non-compete intangible asset           520             412             108
                                   -------          ------          ------
                                   $12,446          $3,718          $8,728
                                   =======          ======          ======

(4) STOCK OPTION PLANS

     The Company continues to follow the intrinsic value method for accounting for its stock option plans. Accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):


                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                         --------------------      --------------------
                                          2003          2002        2003         2002
                                         ------        ------      -------      -------
Net income as reported ...............   $5,923        $5,647      $12,182      $10,081
Pro forma net income .................    5,756         5,540       11,847        9,866
Basic earning per share as reported ..     0.35          0.35         0.72         0.63
Diluted earnings per share as reported     0.34          0.34         0.70         0.61
Pro forma basic earnings per share ...     0.34          0.35         0.70         0.62
Pro forma diluted earnings per share .     0.33          0.33         0.68         0.60

     The fair value of stock options was determined by using the trinomial option pricing model. No stock options have been granted since fiscal year 2001.

(5) RECENT DEVELOPMENTS

     On October 7, 2003, the Company announced that it had reached a definitive agreement to be acquired by Webster Financial Corporation ("Webster"), headquartered in Waterbury, Connecticut. Webster is the holding company for Webster Bank. Pursuant to the agreement, the Bank will be merged with and into Webster Bank, and the Company's shareholders will be entitled to receive either
0.5954 shares of Webster common stock or $24.50 in cash for each share of the Company's common stock, subject to proration. The transaction is valued at approximately $465 million, payable 60% in Webster stock and 40% in cash. Following consummation of the merger, the combined bank will rank as the 45th largest in the United States, with $16 billion in assets, market capitalization of $2.2 billion and a 141-branch retail footprint in Connecticut, Massachusetts and Rhode Island. The transaction, which is subject to approval by regulatory authorities and the Company's shareholders, is expected to close in the first calendar quarter of 2004.

     The proposed transaction will be submitted to the Company's shareholders for their consideration. Webster and the Company will file with the SEC a registration statement, a proxy statement/prospectus and other relevant documents concerning the proposed transaction with the SEC. Shareholders of the Company are urged to read the registration statement and the proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.

(6) IMPACT OF RECENT ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN No. 46 establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN No. 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003 and will adopt as of December 31, 2003 for other arrangements entered into prior to January 31, 2003 per FASB Staff Position No. FIN 46-6. The Company does not believe the adoption of this interpretation will have a material impact on the Company's Consolidated Financial Statements.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires derivatives contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying event to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's Consolidated Financial Statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150, which was effective July 1, 2003, requires an issuer to classify a financial instrument within the scope of the statement as a liability if the financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material impact on the Company's Consolidated Financial Statements.

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

                              RESULTS OF OPERATIONS

OVERVIEW

     Net income increased $276,000, or 5%, to $5.9 million for the second quarter of fiscal year 2004 from $5.6 million for the second quarter of fiscal year 2003. Diluted earnings per share ("EPS") was $0.34 for the second quarter of fiscal year 2004, compared to the same amount for the second quarter of fiscal year 2003. Income before income tax expense increased $831,000, or 9%, to $10.1 million, the net result of increases in net interest income after provision for loan losses of $1.6 million, non-interest income of $2.7 million, and non-interest expense of $3.5 million.

     For the first six months of fiscal year 2004, net income was $12.2 million, an increase of $2.1 million, or 21%, from $10.1 million for the first six months of fiscal year 2003. Diluted EPS increased 15% to $0.70 for the first six months of fiscal year 2004 from $0.61 for the first six months of fiscal year 2003. Income before income tax expense increased $4.1 million, or 25%, to $20.5 million, the net result of increases in net interest income after provision for loan losses of $2.8 million, non-interest income of $7.9 million, and non-interest expense of $6.6 million.

     Return on average stockholders' equity was 11.52% for the second quarter of fiscal year 2004 and 12.17% for the first six months of fiscal year 2004, compared to 12.65% and 12.02% for the respective periods of fiscal year 2003. Return on average assets was 0.85% for the second quarter of fiscal year 2004 and 0.92% for the first six months of fiscal year 2004, compared to 0.92% and 0.85% for the respective periods of fiscal year 2003.

NET INTEREST INCOME

     Net interest income before provision for loan losses increased $1.6 million, or 11%, to $16.7 million for the second quarter of fiscal year 2004 from $15.1 million for the second quarter of fiscal year 2003. The net interest rate spread and net interest margin were 2.37% and 2.58%, respectively, for the second quarter of fiscal year 2004, compared to 2.49% and 2.71%, respectively, for the second quarter of fiscal year 2003. For the first six months of fiscal year 2004, net interest income before provision for loan losses increased $2.9 million, or 10%, to $31.6 million for the first six months of fiscal year 2004 from $28.7 million for the first six months of fiscal year 2003. The net interest rate spread and net interest margin were 2.34% and 2.59%, respectively, for the first six months of fiscal year 2004, compared to 2.46% and 2.67%, respectively, for the first six months of fiscal year 2003. The increases in net interest income were due primarily to growth in loans receivable, net, and mortgage loans held for sale, as funded principally by increases in deposits. The decreases in the net interest rate spread and net interest margin reflected declines in market interest rates, with reductions in the Company's interest yields on interest-earning assets exceeding the reductions in its interest costs on interest-bearing liabilities.

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

                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                           2003                           2002
                                              -------------------------------   -----------------------------
                                                                      AVERAGE                         AVERAGE
                                               AVERAGE                 YIELD/      AVERAGE             YIELD/
                                               BALANCE     INTEREST    COST       BALANCE   INTEREST   COST
                                              -------------------------------   -----------------------------
                                                                    (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Loans receivable, net and
      mortgage loans held for sale (1)        $1,826,473    $24,315    5.33%    $1,302,078   $21,575    6.63%
    Investment securities (2)                     80,963        714    3.50        106,180     1,377    5.15
    Mortgage-backed securities (3)               665,434      6,135    3.69        807,172    10,011    5.96
                                              ------------------------------    -----------------------------
      Total interest-earning assets            2,572,870     31,164    4.85      2,215,430    32,963    5.95
                                                            ----------------                 ----------------
  Noninterest-earning assets                     195,772                           219,657
                                              ----------                        ----------
      Total assets                            $2,768,642                        $2,435,087
                                              ==========                        ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Deposits (4)                              $1,365,637      5,596    1.63     $1,139,713     7,289    2.54
    FHLB advances and other borrowings           947,314      8,835    3.70        904,050    10,547    4.63
                                              ------------------------------    -----------------------------
      Total interest-bearing
        liabilities                            2,312,951     14,431    2.48      2,043,763    17,836    3.46
                                                            ----------------    -----------------------------
  Noninterest-bearing liabilities (5)            251,643                           214,191
                                              ----------                        ----------
      Total liabilities                        2,564,594                         2,257,954
  Stockholders' equity                           204,048                           177,133
                                              ----------                        ----------
      Total liabilities and
        stockholders' equity                  $2,768,642                        $2,435,087
                                              ==========                        ==========
Net interest rate spread (6)                                $16,733    2.37%                 $15,127    2.49%
                                                            ================                 ================
Net interest margin (7)                                                2.58%                            2.71%
                                                                      ======                           ======
Ratio of interest-earning assets to
interest-bearing liabilities                      111.24%                           108.40%
                                              ==========                        ==========

                                                            FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                             2003                             2002
                                              ------------------------------    -----------------------------
                                                                      AVERAGE                         AVERAGE
                                                            AVERAGE   YIELD/      AVERAGE              YIELD/
                                               BALANCE      INTEREST   COST       BALANCE    INTEREST  COST
                                              ------------------------------    ----------------------------
                                                                        (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Loans receivable, net and
      mortgage loans held for sale (1)        $1,703,218    $46,395     5.45%   $1,258,202   $42,443    6.75%
    Investment securities (2)                     86,298      1,481     3.42       139,386     3,268    4.68
    Mortgage-backed securities (3)               647,308     12,452     3.85       751,524    18,940    5.04
                                              ------------------------------    ----------------------------
          Total interest-earning assets        2,436,824     60,328     4.95     2,149,112    64,651    6.02
                                                            ----------------                 ---------------
  Noninterest-earning assets                     193,167                           223,342
                                              ----------                        ----------
          Total assets                        $2,629,991                        $2,372,454
                                              ==========                        ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Deposits (4)                              $1,330,006     11,434     1.71    $1,159,150    14,856    2.56
    FHLB advances and other borrowings           863,169     17,266     3.99       855,111    21,064    4.91
                                              ------------------------------    ----------------------------
          Total interest-bearing
            liabilities                        2,193,175     28,700     2.61     2,014,261    35,920    3.56
                                                            ----------------                 ---------------
  Noninterest-bearing liabilities (5)            237,183                           190,918
                                              ----------                        ----------
          Total liabilities                    2,430,358                         2,205,179
  Stockholders' equity                           199,633                           167,275
                                              ----------                        ----------
          Total liabilities and
            stockholders' equity              $2,629,991                        $2,372,454
                                              ==========                        ==========
Net interest rate spread (6)                                $31,628     2.34%                $28,731    2.46%
                                                            ================                 ===============
Net interest margin (7)                                                 2.59%                           2.67%
                                                                      ======                           =====
Ratio of interest-earning assets to
interest-bearing liabilities                      111.11%                           106.69%
                                              ==========                        ==========

----------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction mortgages in process, allowance for loan losses and includes non-performing loans.
(2) Includes short-term investments, investment securities available for sale and FHLB stock.
(3) Consists of mortgage-backed securities available for sale and held to maturity.
(4)  Includes the net effect of interest rate swaps.
(5)  Consists primarily of business checking accounts.
(6) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $125,000 for the second quarter of fiscal year 2004, compared to $150,000 for the second quarter of fiscal year 2003. For the first six months of fiscal year 2004, the provision for loan losses was $375,000, compared to $250,000 for the first six months of fiscal year 2003. These provisions were based primarily on management's assessment of several key factors, including portfolio growth and composition changes, charge-offs, internal loan review classifications, and current economic conditions. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset Quality -- Allowance for Loan Losses."

NON-INTEREST INCOME

     Non-interest income increased $2.7 million, or 31%, to $11.6 million for the second quarter of fiscal year 2004 from $8.8 million for the second quarter of fiscal year 2003, due primarily to increases of $2.2 million in loan servicing income, and $386,000 in gain on sale of investment securities available for sale, partially offset by a decrease of $394,000 in gain on sale of mortgage loans. For the first six months of fiscal year 2004, non-interest income increased $7.9 million, or 46%, to $24.9 million from $17.0 million for the first six months of fiscal year 2003, due primarily to increases of $1.0 million in loan servicing income, $5.1 million in gain on sale of mortgage loans, and $567,000 in gain on sale of investment securities available for sale.

     The decrease in gain on sale of mortgage loans for the second quarter was due primarily to changes in fair value of derivative instruments utilized in secondary market hedging activities, as required by SFAS No. 133, that resulted in a reduction to the gain of $1.8 million for the second quarter of fiscal year 2004, compared to an addition of $269,000 for the second quarter of fiscal year 2003. This $1.8 million reduction to the gain in the second quarter of fiscal year 2004 reflected fluctuations in market interest rates for mortgage loans and a decline in commitments to originate mortgage loans for sale that exceeds the decline in commitments to sell mortgage loans. The increase in gain on sale of mortgage loans for the first six months was due primarily to a higher volume of loans originated for sale, partially offset by changes in fair value of derivative instruments utilized in secondary market hedging activities that resulted in a reduction to the gain of $924,000 for first six months of fiscal year 2004, compared to an addition of $162,000 for the first six months of fiscal year 2003. In accordance with generally accepted accounting principles, the Company did not recognize $1.6 million of unrealized gains as of September 30, 2003 on mortgage loans held for sale that are carried at the lower of cost or market value.

     The increase in loan servicing income for the second quarter was due primarily to a $1.2 million recovery of valuation allowance for mortgage servicing rights for the second quarter of fiscal year 2004, compared to a $1.2 million addition to the valuation allowance for the second quarter of fiscal year 2003. The increase in loan servicing income for the first six months was due primarily to a $1.4 million addition to the valuation allowance for the first quarter of fiscal year 2004 offset by the $1.2 million recovery for the second quarter of fiscal year 2004, compared to a $1.4 million addition to the valuation allowance for the first six months of fiscal year 2003. The valuation allowance adjustments were based on estimated impairment due to a combination of actual payoff experience and prepayment forecasts for the applicable periods. The recovery in the second quarter of fiscal year 2004 resulted from an increase in the present value of the Company's mortgage servicing rights. Amortization of mortgage servicing rights totaled $836,000 for the second quarter of fiscal year 2004 and $1.6 million for the first six months of fiscal year 2004, compared to $763,000 and $1.5 million for the respective periods of fiscal year 2003.

NON-INTEREST EXPENSE

     Non-interest expense increased $3.5 million, or 24%, to $18.1 million for the second quarter of fiscal year 2004 from $14.6 million for the second quarter of fiscal year 2003, due primarily to an increase of $3.0 million in compensation and benefits. For the first six months of fiscal year 2004, non-interest expense increased $6.6 million, or 23%, to $35.7 million from $29.1 million for the first six months of fiscal year 2003, due primarily to an increase of $5.3 million in compensation and benefits. The increases in compensation and benefits were due primarily to higher costs related to growth in mortgage originations, the net accounting impact of market price increases of FAB stock held by certain employee benefit plans, and higher employee health plan costs.

INCOME TAXES

     Income tax expense increased $555,000, or 15%, to $4.1 million for the second quarter of fiscal year 2004 from $3.6 million for the second quarter of fiscal year 2003. For the first six months of fiscal year 2004, income tax expense increased $2.0 million, or 31%, to $8.3 million from $6.3 million for the first six months of fiscal year 2003. The Company's effective tax rate increased to 40.5% for the first six months of fiscal year 2004 from 38.6% for the first six months of fiscal year 2003, due primarily to the effects of increased state taxes and a lower earnings rate from BOLI relative to the increase in pre-tax income.

                               FINANCIAL CONDITION

OVERVIEW

     Total assets increased $97.8 million, or 4%, to $2.512 billion at September 30, 2003 from $2.414 billion at March 31, 2003, due primarily to an increase of $108.0 million, or 9%, in loans receivable, net.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:


                                      SEPTEMBER 30, 2003             MARCH 31, 2003
                                   -----------------------      ----------------------
                                                  PERCENT                     PERCENT
                                     AMOUNT       OF TOTAL        AMOUNT      OF TOTAL
                                   ----------     --------      ----------    --------
                                                (DOLLARS IN THOUSANDS)
Mortgage Loans:
   Residential                     $  661,296       47.89%       $601,063      47.21%
   Commercial real estate             173,631       12.57         142,974      11.23
   Construction and land               62,702        4.54          61,698       4.85
                                   ----------      ------      ----------     ------
         Total mortgage loans         897,629       65.00         805,735      63.29
                                   ----------      ------      ----------     ------
Commercial Loans                      267,237       19.35         283,137      22.24
                                   ----------      ------      ----------     ------
Consumer Loans:
   Home equity lines                  175,975       12.74         140,189      11.01
   Second mortgages                    30,778        2.23          32,914       2.58
   Other consumer loans                 9,273        0.68          11,158       0.88
                                   ----------      ------      ----------     ------
         Total consumer loans         216,026       15.65         184,261      14.47
                                   ----------      ------      ----------     ------
      Total loans receivable        1,380,892      100.00%      1,273,133     100.00%
                                                   ======                     ======
Less:
   Allowance for loan losses          (19,318)                    (19,335)
   Undisbursed proceeds of
     construction mortgages
     in process                       (18,886)                    (17,752)
   Purchase premium on
     loans, net                         2,807                       3,377
   Deferred loan origination
     costs, net                         3,864                       1,908
                                   ----------                  ----------
      Loans receivable, net        $1,349,359                  $1,241,331
                                   ==========                  ==========


     Mortgage loan originations totaled $2.301 billion for the first six months of fiscal year 2004, including $2.008 billion originated for sale of which $1.591 billion were originated by PMC. During this time, $1.969 billion of mortgage loans were sold in the secondary market, including $1.530 billion sold servicing released by PMC.

     Mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements decreased $149.4 million, or 11%, to $1.263 billion at September 30, 2003 from $1.412 billion at March 31, 2003, due primarily to refinancing activity. Loans serviced for others are not included in the Consolidated Balance Sheets. Mortgage servicing rights, net of the valuation allowance, increased $1.7 million, or 29%, to $7.7 million at September 30, 2003, from $6.0 million at March 31, 2003. The valuation allowance related to the impairment of mortgage servicing rights decreased $1.0 million to $2.1 million at September 30, 2003, from $3.1 million at March 31, 2003, due to a valuation recovery of $1.2 million during the second quarter of fiscal year 2004 and a write-down of $1.2 million for permanent impairment during the first quarter of fiscal year 2004, less an addition for estimated impairment of $1.4 million during the first quarter of fiscal year 2004. Mortgage servicing rights were 0.61% of loans serviced for others at September 30, 2003, compared to 0.42% at March 31, 2003.

     Balance sheet growth during the first six months of fiscal year 2004 was primarily funded by an increase of $107.5 million in deposit balances. The 8% increase in deposits, to $1.535 billion at September 30, 2003, included increases in demand deposits of $61.7 million, or 11%, savings deposits of $27.1 million, or 9%, and time deposits of $18.8 million, or 3%. The Company's demand and savings accounts, or core deposits, were 61.8% of total deposits at September 30, 2003, compared to 60.3% at March 31, 2003.

    Total stockholders' equity increased $5.5 million, or 3%, to $198.5 million at September 30, 2003, from $193.1 million at March 31, 2003. The increase was due primarily to $12.2 million in net income and a $3.0 million increase from common shares issued for stock options exercised, partially offset by $4.0 million in dividends paid to stockholders and a $6.7 million decrease in the fair market value of available for sale securities, net of tax. Stockholders' equity to assets was 7.90% at September 30, 2003, compared to 8.00% at March 31, 2003. Book value per share increased to $11.66 at September 30, 2003 from $11.63 at March 31, 2003. Tangible book value per share increased to $8.57 at September 30, 2003 from $8.40 at March 31, 2003.

ASSET QUALITY

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $23,000 for the three months ended September 30, 2003 and $50,000 for the six months ended September 30, 2003.

                                                                       SEPTEMBER 30,   MARCH 31,
                                                                           2003          2003
                                                                       -------------   ---------
                                                                          (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
    One-to-four family ...........................................        $  452         $1,699
    Commercial real estate .......................................           438             96
                                                                          ------         ------
      Total mortgage loans .......................................           890          1,795
                                                                          ------         ------
  Commercial loans ...............................................           432          1,388
                                                                          ------         ------
  Consumer loans:
    Home equity lines ............................................            --             --
    Second mortgages .............................................           104            107
    Other consumer loans .........................................            37             15
                                                                          ------         ------
      Total consumer loans .......................................           141            122
                                                                          ------         ------
      Total non-accrual loans ....................................         1,463          3,305
REO, net (1) .....................................................           194            194
                                                                          ------         ------
      Total non-performing assets ................................        $1,657         $3,499
                                                                          ======         ======

Allowance for loan losses as a percent of loans (2) ..............          1.41%          1.53%
Allowance for loan losses as a percent of non-performing loans (3)         1,320%           585%
Non-accrual loans as a percent of loans (2)(3) ...................          0.11%          0.26%
Non-performing assets as a percent of total assets ...............          0.07%          0.14%

-------------
(1)  REO balances are shown net of related valuation allowances.
(2)  Loans includes loans receivable, net, excluding allowance for loan losses.
(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

     The decrease of $1.8 million in non-performing assets during the first six months of fiscal year 2004 was due primarily to declines of $905,000 in non-accrual mortgage loans and $956,000 in non-accrual commercial loans.

     Allowance for Loan Losses. The allowance for loan losses is based on management's ongoing review and estimate of the credit losses inherent in the loan portfolio. Management's methodology to estimate loss exposure inherent in the portfolio includes analysis of individual loans deemed to be impaired, performance of individual loans in relation to contract terms, and allowance allocations for various loan types based on payment status or loss experience. An unallocated allowance is also maintained within an established range based on management's assessment of many factors including current market conditions, trends in loan delinquencies and charge-offs, the volume and mix of new originations, and the current type, mix, changing risk profiles and balance of the portfolio. In addition, the OTS, as an integral part of their examination process, periodically reviews the Company's allowance for loan losses. The OTS and the FDIC may require the Company to adjust the allowance for loan losses based upon judgments different from those of management.

     The allowance for loan losses totaled $19.3 million at September 30, 2003, compared to $19.3 million at March 31, 2003. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:


                                                FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                ENDED  SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                              -----------------------     ------------------------
                                                2003           2002         2003            2002
                                              --------       --------     --------        --------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period ...........    $ 19,521       $ 19,215     $ 19,335        $ 19,237
Provision for loan losses ................         125            150          375             250
                                              --------       --------     --------        --------
Charge-offs:
   One-to-four family mortgage loans .....          --             --          (63)            (10)
   Commercial loans ......................        (298)            --         (298)            (86)
   Consumer Loans:
      Home equity lines ..................          --            (14)         (11)            (23)
      Second mortgages ...................          --             --           --              --
      Other consumer .....................         (35)           (32)         (49)            (51)
                                              --------       --------     --------        --------
             Total .......................        (333)           (46)        (421)           (170)
Recoveries ...............................           5              2           29               4
                                              --------       --------     --------        --------
Balance at end of period .................    $ 19,318       $ 19,321     $ 19,318        $ 19,321
                                              ========       ========     ========        ========
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period ...................................     0.10%           0.02%        0.06%         0.03%

     Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in the changes to the provision of loan losses and the allowance for loan losses during the past year. Although the Company's non-performing loans and charge-offs have remained low, there has been a shift in the composition of the loan portfolio at September 30, 2003 as compared to September 30, 2002. The residential mortgage portfolio has increased due primarily to the origination and retention of certain adjustable-rate and fixed-rate mortgage loans with terms of 15 years or less, and high refinancing activity reflecting the low fixed rate environment. The commercial and consumer loan portfolios have also continued to show significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. Management also considered internal loan review classifications and current economic conditions, including unemployment rates in the Company's key market area of southeastern New England, which could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

     The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at September 30, 2003, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

     The following table sets forth the Company's estimated NPV and NPV ratios as of September 30, 2003 and March 31, 2003, as calculated by the Company.

                      SEPTEMBER 30, 2003              MARCH 31, 2003
                -----------------------------   ------------------------------
  CHANGE IN     ESTIMATED             NPV       ESTIMATED             NPV
INTEREST RATES     NET            SENSITIVITY      NET            SENSITIVITY
   IN BASIS     PORTFOLIO   NPV     IN BASIS    PORTFOLIO   NPV     IN BASIS
    POINTS        VALUE    RATIO     POINTS       VALUE    RATIO     POINTS
--------------  ---------  -----  -----------   ---------  -----  ------------
                                   (DOLLARS IN THOUSANDS)
     300        $128,783   5.37%     (114)      $179,199   7.57%      123
     200         143,798   5.88       (63)       181,195   7.54       120
     100         155,181   6.23       (29)       172,562   7.09        75
  Unchanged      165,267   6.52        --        155,172   6.34        --

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

     The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2003, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $937.7 million, or 37.3% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At September 30, 2003, the Bank had $698.0 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $128.7 million including the $25.0 million line of credit. At September 30, 2003, the portfolio of putable FHLB advances and putable reverse repurchase agreements totaled $432.5 million, with an average effective interest rate of 4.30%, and an average life to maturity and estimated average life of 5.9 years. The estimated average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

     At September 30, 2003, Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding, with an average interest cost of 10.29%, that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010.

     At September 30, 2003, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $547.8 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from September 30, 2003 totaled $430.7 million. Based on its prior experience and other factors, the Bank currently expects that it will retain a majority of maturing certificate accounts.

     At September 30, 2003, the consolidated capital to total assets ratio of the Company was 7.90%. The Company paid a cash dividend of $0.10 per share and $0.13 per share to stockholders during the first and second quarters, respectively, of fiscal year 2004, and announced the declaration of a quarterly cash dividend of $0.13 per share to stockholders for payment during the third quarter of fiscal year 2004. The Company's primary source of funding for dividends, and payments for periodic stock repurchases, has been dividends from the Bank and proceeds from exercises of employee stock options. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

     As of September 30, 2003, the Company had repurchased 360,616 shares of Company stock at an average price of $7.09 per share, or 56% of the 640,056 shares authorized for repurchase under the Company's seventh stock repurchase program announced on September 29, 2000. There was no stock repurchase activity during the first six months of fiscal year 2004. The Company has repurchased 4,973,806 shares since May 15, 1998.

     At September 30, 2003, the Bank exceeded all of its regulatory capital requirements. The Bank's Tier 1 core capital of $155.1 million, or 6.33% of total adjusted assets, was above the required level of $98.1 million, or 4.0%; risk-based capital of $167.5 million, or 11.35% of risk-weighted assets, was above the required level of $118.1 million or 8.0%, and Tier 1 risk-based capital of $155.1 million, or 10.18% of risk-weighted assets, was above the required level of $59.0 million or 4.0%. The Bank also continued to exceed the regulatory capital requirements for designation as a "well capitalized" institution under the OTS prompt corrective action regulations of 5.0% for Tier 1 core capital, 10.0% for risk-based capital and 6% for Tier 1 risk-based capital. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the Section of Item 2 captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Market Risk and Management of Interest-Rate Risk" for quantitative and qualitative information about market risk and its potential effect on the Company.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held July 31, 2003. The following proposals were voted on by the stockholders:

                                                                      WITHHELD/   BROKER
          PROPOSAL                              FOR        AGAINST     ABSTAIN   NON-VOTES
          --------                           ----------    -------    ---------  ---------
     1)   Election of Directors:
             Richard W. Cederberg            14,472,574        --     112,534        --
             Thomas A. Rodgers, Jr.          14,336,612        --     248,496        --
             Anthony L. Sylvia               14,471,484        --     113,624        --
     2)   Ratification of KPMG LLP as
             independent auditors of the
             Company for the fiscal year
             ending March 31, 2004           14,482,350    91,032      11,726        --

     The Directors whose terms continued and the years their terms expire are as follows: Robert F. Stoico (2004), B. Benjamin Cavallo (2005), John S. Holden, Jr. (2005), Gilbert C. Oliveira (2005) and Paul A. Raymond, DDS (2005).

ITEM 5. OTHER INFORMATION.

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

       2.1 Agreement and Plan of Merger by and among Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC. (1)

       3.1     Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC.
               (2)

       3.2     Bylaws of FIRSTFED AMERICA BANCORP, INC. (3)

       4.0     Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (2)

      31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     ------------

     (1) Incorporated by reference into this document from the Exhibit to the Form 8-K filed by Webster Financial Corporation (Commission File Number 001-31486) on November 4, 2003.

     (2) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

     (3) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

b)   Reports on Form 8-K

     A current report on Form 8-K was filed on July 23, 2003, attaching a press release announcing the Company's financial results for the quarter ended June 30, 2003.

     A current report on Form 8-K was filed on July 31, 2003, attaching a press release announcing the results of the Company's July 31, 2003 annual meeting of shareholders and the availability of an investor presentation on the Company's website.

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

                                    FIRSTFED AMERICA BANCORP, INC.
                                    --------------------------------------------
                                    Registrant

Date: November 12, 2003             /s/ Robert F. Stoico
                                    --------------------------------------------
                                    Robert F. Stoico
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 12, 2003             /s/ Edward A. Hjerpe, III
                                    --------------------------------------------
                                    Edward A. Hjerpe, III
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)