Form 10-Q
period 2003-12-31
FIRSTFED AMERICA BANCORP INC
filed 2004-02-17
CIK 1023640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-12305

                         FIRSTFED AMERICA BANCORP, INC.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-3331237
   -------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

       ONE FIRSTFED PARK, SWANSEA, MASSACHUSETTS                02777
   -------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (508) 679-8181

   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of February 5, 2004, there were 18,973,099 shares of the Registrant's Common Stock outstanding.

                         FIRSTFED AMERICA BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART I     FINANCIAL INFORMATION...............................................................        2

  Item 1.  Financial Statements................................................................        2

           Consolidated Balance Sheets.........................................................        2

           Consolidated Statements of Income...................................................        3

           Consolidated Statements of Changes in Stockholders' Equity..........................        4

           Consolidated Statements of Cash Flows...............................................        5

           Notes to Unaudited Consolidated Financial Statements................................        6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. .........................................................        9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................       17

  Item 4.  Controls and Procedures.............................................................       17

PART II    OTHER INFORMATION...................................................................       17

  Item 1.  Legal Proceedings...................................................................       17

  Item 2.  Changes in Securities and Use of Proceeds...........................................       18

  Item 3.  Defaults Upon Senior Securities.....................................................       18

  Item 4.  Submission of Matters to a Vote of Security Holders.................................       18

  Item 5.  Other Information...................................................................       18

  Item 6.  Exhibits and Reports on Form 8-K....................................................       18

           SIGNATURES..........................................................................       19

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      DECEMBER 31,        MARCH 31,
                                                                                          2003              2003
                                                                                      ------------      ------------
                                        ASSETS
Cash on hand and due from banks .................................................     $     44,642      $     53,529
Short-term investments ..........................................................            2,113             2,000
                                                                                      ------------      ------------
  Total cash and cash equivalents ...............................................           46,755            55,529
Mortgage loans held for sale ....................................................           57,103           245,745
Investment securities available for sale, at fair value
     (amortized cost of $6,441 and $16,659) .....................................           11,715            22,730
Mortgage-backed securities available for sale, at fair value
     (amortized cost of $815,772 and $623,841) ..................................          817,749           634,965
Mortgage-backed securities held to maturity (fair value of $715 and $956) .......              715               934
Stock in Federal Home Loan Bank of Boston, at cost ..............................           58,433            58,433
Loans receivable
      Residential mortgages .....................................................          665,271           605,507
      Commercial real estate mortgages ..........................................          192,608           142,974
      Construction and land mortgages ...........................................           44,539            43,946
      Commercial ................................................................          275,768           282,955
      Consumer ..................................................................          235,958           185,284
      Allowance for loan losses .................................................          (19,362)          (19,335)
                                                                                      ------------      ------------
         Loans receivable, net ..................................................        1,394,782         1,241,331
Accrued interest receivable .....................................................            8,102             7,588
Mortgage servicing rights, net of valuation allowance of $2,074 and $3,095 ......            7,743             5,971
Office properties and equipment, net ............................................           36,744            38,298
Bank-owned life insurance .......................................................           38,807            37,513
Goodwill and other intangible assets ............................................           52,000            53,659
Prepaid expenses and other assets ...............................................           25,791            11,782
                                                                                      ------------      ------------
         Total assets ...........................................................     $  2,556,439      $  2,414,478
                                                                                      ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits
      Demand ....................................................................     $    601,064      $    573,344
      Savings ...................................................................          316,076           286,719
      Time ......................................................................          548,921           567,044
                                                                                      ------------      ------------
         Total deposits .........................................................        1,466,061         1,427,107
  FHLB advances and other borrowings ............................................          822,068           723,577
  Advance payments by borrowers for taxes and insurance .........................            4,346             5,974
  Accrued interest payable ......................................................            3,656             3,607
  Other liabilities .............................................................           31,210            61,129
                                                                                      ------------      ------------
         Total liabilities ......................................................        2,327,341         2,221,394
                                                                                      ------------      ------------
Stockholders' equity:
  Common stock ..................................................................              234               216
  Additional paid-in capital ....................................................          154,694           125,198
  Retained earnings .............................................................          107,387            97,100
  Accumulated other comprehensive income ........................................            4,627             9,777
  Unallocated ESOP shares .......................................................           (1,549)           (1,549)
  Unearned 1997 stock-based incentive plan ......................................              (39)             (112)
  Treasury stock ................................................................          (36,256)          (37,546)
                                                                                      ------------      ------------
         Total stockholders' equity .............................................          229,098           193,084
                                                                                      ------------      ------------
         Total liabilities and stockholders' equity .............................     $  2,556,439      $  2,414,478
                                                                                      ============      ============

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                       ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                                     ----------------------      ---------------------
                                                                       2003          2002          2003         2002
                                                                     --------      --------      --------     --------
Interest and dividend income:
      Loans                                                          $ 19,907      $ 22,477      $ 66,302     $ 64,920
      Mortgage-backed securities                                        6,449         8,677        18,901       27,617
      Investment securities                                               167           693           740        2,862
      Federal Home Loan Bank stock                                        405           515         1,313        1,614
                                                                     --------      --------      --------     --------
            Total interest and dividend income                         26,928        32,362        87,256       97,013
                                                                     --------      --------      --------     --------
Interest expense:
      Deposits                                                          5,317         6,397        16,751       21,253
      Borrowed funds                                                    7,910        10,275        25,176       31,339
                                                                     --------      --------      --------     --------
            Total interest expense                                     13,227        16,672        41,927       52,592
                                                                     --------      --------      --------     --------
            Net interest income before provision for loan losses       13,701        15,690        45,329       44,421
Provision for loan losses                                                 275           150           650          400
                                                                     --------      --------      --------     --------
            Net interest income after provision for loan losses        13,426        15,540        44,679       44,021
                                                                     --------      --------      --------     --------
Non-interest income:
      Service charges on deposit accounts                                 978         1,311         2,711        2,605
      Trust fee income                                                    430           350         1,207        1,063
      Loan servicing income (expense)                                     (41)         (834)          105       (1,703)
      Insurance commission income                                         452           363         1,119          802
      Earnings on Bank-Owned Life Insurance                               423           484         1,293        1,447
      Gain on sale of mortgage loans, net                               5,674         7,569        22,289       19,133
      Gain on sale of investment securities available for sale          5,033         1,057         7,171        2,628
      Other income                                                      1,084           778         3,049        2,120
                                                                     --------      --------      --------     --------
            Total non-interest income                                  14,033        11,078        38,944       28,095
                                                                     --------      --------      --------     --------
Non-interest expense:
      Compensation and employee benefits                               12,267         9,223        34,665       26,280
      Office occupancy and equipment                                    2,333         2,109         6,647        6,172
      Data processing                                                     716           702         2,021        2,352
      Advertising and business promotion                                  402           408         1,184          799
      Amortization of intangible assets                                   553           607         1,659        1,821
      Other expense                                                     3,721         2,318         9,490        7,012
                                                                     --------      --------      --------     --------
            Total non-interest expense                                 19,992        15,367        55,666       44,436
                                                                     --------      --------      --------     --------
            Income before income tax expense                            7,467        11,251        27,957       27,680
Income tax expense                                                      2,995         4,325        11,303       10,673
                                                                     --------      --------      --------     --------
            Net income                                               $  4,472      $  6,926      $ 16,654     $ 17,007
                                                                     ========      ========      ========     ========

Basic earnings per share                                             $   0.25      $   0.43      $   0.96     $   1.07
                                                                     ========      ========      ========     ========
Diluted earnings per share                                           $   0.24      $   0.41      $   0.95     $   1.03
                                                                     ========      ========      ========     ========
Weighted average shares outstanding - basic                            18,051        16,271        17,274       15,961
                                                                     ========      ========      ========     ========
Weighted average shares outstanding - diluted                          18,254        16,801        17,453       16,489
                                                                     ========      ========      ========     ========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                               UNEARNED
                                                                                                                 1997
                                                                                   ACCUMULATED                STOCK-BASED
                                                            ADDITIONAL                OTHER      UNALLOCATED   INCENTIVE
                                                    COMMON   PAID-IN    RETAINED  COMPREHENSIVE     ESOP      PLAN (SIP)   TREASURY
                                                    STOCK    CAPITAL    EARNINGS      INCOME       SHARES       SHARES       STOCK
                                                    ------  ----------  --------  -------------  -----------  -----------  ---------
Balance at March 31, 2003.........................  $  216   $125,198   $ 97,100    $  9,777     $  (1,549)   $    (112)   $(37,546)
  Earned SIP stock awards.........................      --         (5)        --          --            --           73          --
  Earned ESOP shares charged to expense...........      --      1,754         --          --            --           --          --
  Stock options exercised, including
      related tax benefits of $9,601..............      18     24,822         --          --            --           --          --
  Cash dividends declared and paid
      (1st quarter at $0.10 per share; 2nd and
       3rd quarters at $0.13 per share)...........      --         --     (6,367)         --            --           --          --
  Common stock acquired for certain
     employee benefit plans (5,396 shares at
     an average price of $14.85 per share)........      --         --         --          --            --           --         (80)
  Common stock sold for certain employee
     benefit plans (176,150 shares at an
     average price of $24.38 per share)...........      --      2,925         --          --            --           --       1,370
  Comprehensive income:
    Net income....................................      --         --     16,654          --            --           --          --
    Other comprehensive income (loss),
      net of tax
       Unrealized holding losses on
         available for sale securities,
         net of taxes of ($1,337).................      --         --         --      (1,436)           --           --          --
       Reclassification adjustment for
         gains included in net income,
         net of taxes of $3,457...................      --         --         --      (3,714)           --           --          --
                                                                                    --------
       Net unrealized losses......................      --         --         --      (5,150)           --           --          --

         Total comprehensive income...............      --         --         --          --            --           --          --
                                                    ------   --------   --------    --------     ---------    ---------    --------
Balance at December 31, 2003......................  $  234   $154,694   $107,387    $  4,627     $  (1,549)   $     (39)   $(36,256)
                                                    ======   ========   ========    ========     =========    =========    ========


                                                       TOTAL
                                                    STOCKHOLDERS'
                                                       EQUITY
                                                    -------------
Balance at March 31, 2003.........................    $193,084
  Earned SIP stock awards.........................          68
  Earned ESOP shares charged to expense...........       1,754
  Stock options exercised, including
      related tax benefits of $9,601..............      24,840
  Cash dividends declared and paid
      (1st quarter at $0.10 per share; 2nd and
       3rd quarters at $0.13 per share)...........      (6,367)
  Common stock acquired for certain
     employee benefit plans (5,396 shares at
     an average price of $14.85 per share)........         (80)
  Common stock sold for certain employee
     benefit plans (176,150 shares at an
     average price of $24.38 per share)...........       4,295
  Comprehensive income:
    Net income....................................      16,654
    Other comprehensive income (loss),
      net of tax
       Unrealized holding losses on
         available for sale securities,
         net of taxes of ($1,337).................          --
       Reclassification adjustment for
         gains included in net income,
         net of taxes of $3,457...................          --

       Net unrealized losses......................      (5,150)
                                                      --------
         Total comprehensive income...............      11,504
                                                      --------
Balance at December 31, 2003......................    $229,098
                                                      ========

          See accompanying notes to consolidated financial statements.

                 FIRSTFED AMERICA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     FOR THE NINE MONTHS
                                                                                      ENDED DECEMBER 31,
                                                                                 ----------------------------
                                                                                     2003            2002
                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income .................................................................   $     16,654    $     17,007
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Amortization (accretion) of:
         Discounts, net ......................................................         (2,020)         (2,658)
         Deferred loan origination costs .....................................          1,270             813
         Mortgage servicing rights ...........................................          2,466           2,334
         Intangible assets ...................................................          1,659           1,821
      Provision for loan losses ..............................................            650             400
      Provision for estimated impairment on mortgage servicing rights ........            171           2,605
      Gains on sales of:
         Mortgage loans ......................................................        (22,289)        (19,133)
         Investment and mortgage-backed securities available-for-sale ........         (7,171)         (2,627)
         Office property and equipment .......................................             (2)            (13)
      Net proceeds from sales of mortgage loans ..............................      2,529,631       1,831,813
      Origination of mortgage loans held for sale ............................     (2,326,060)     (2,013,985)
      Earnings on bank-owned life insurance ..................................         (1,293)         (1,447)
      Depreciation of office properties and equipment ........................          3,358           3,170
      Appreciation in fair value of ESOP shares ..............................          1,754             872
      Earned SIP shares ......................................................             68           1,281
      Increase or decrease in:
         Accrued interest receivable .........................................           (514)            (68)
         Other assets ........................................................         (6,205)            114
         Accrued interest payable ............................................             49            (626)
         Other liabilities ...................................................        (29,919)         21,509
                                                                                 ------------    ------------
         Net cash provided by (used in) operating activities .................        162,257        (156,818)
                                                                                 ------------    ------------
Cash flows from investing activities:
  Purchase of investment securities available for sale .......................         (3,010)         (1,725)
  Purchase of mortgage-backed securities available for sale ..................       (541,550)       (348,080)
  Payments received on mortgage-backed securities ............................        263,029         230,951
  Proceeds from sale of investments securities available for sale ............         14,996          49,837
  Proceeds from sale of mortgage-backed securities available for sale ........         87,777          46,403
  Maturities of investment securities available for sale .....................          3,689           2,886
  Net increase in loans ......................................................       (156,286)        (99,849)
  Proceeds from sale of office properties and equipment ......................             12             679
  Purchases of office properties and equipment ...............................         (1,814)         (4,084)
                                                                                 ------------    ------------
         Net cash used in investing activities ...............................       (333,157)       (122,982)
                                                                                 ------------    ------------
Cash flows from financing activities:
  Net increase in deposits ...................................................         39,212          58,667
  Proceeds from FHLB advances and other borrowings ...........................     17,247,941       4,875,057
  Repayments on FHLB advances and other borrowings ...........................    (17,146,087)     (4,743,748)
  Net change in advance payments by borrowers for taxes and insurance ........         (1,628)           (832)
  Cash dividends paid ........................................................         (6,367)         (3,658)
  Proceeds from sale of (payments to acquire) common stock, net ..............          4,215             (85)
  Common stock issued in private placement ...................................             --           5,000
  Stock options exercised, including related tax benefits ....................         24,840           1,289
                                                                                 ------------    ------------
         Net cash provided by financing activities ...........................        162,126         191,690
                                                                                 ------------    ------------
Net decrease in cash and cash equivalents ....................................         (8,774)        (88,110)
Cash and cash equivalents at beginning of period .............................         55,529         145,049
                                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................................   $     46,755    $     56,939
                                                                                 ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .................................................................   $     41,878    $     53,218
                                                                                 ============    ============
    Income taxes .............................................................   $      4,527    $     13,718
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

         The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Certain amounts previously reported have been reclassified to conform to the current year's presentation. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of fiscal year 2004.

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

(3) RECENT DEVELOPMENTS

         On October 7, 2003, the Company announced that it had reached a definitive agreement to be acquired by Webster Financial Corporation ("Webster"), headquartered in Waterbury, Connecticut. Webster is the holding company for Webster Bank. Pursuant to the agreement, the Bank will be merged with and into Webster Bank, and the Company's shareholders will be entitled to receive either 0.5954 shares of Webster common stock or $24.50 in cash for each share of the Company's common stock, subject to proration. On the day it was announced, the transaction was valued at approximately $465 million, payable 60% in Webster stock and 40% in cash. Following consummation of the merger, the combined bank will rank as the 45th largest in the United States, with $16 billion in assets, market capitalization of $2.2 billion and a 141-branch retail footprint in Connecticut, Massachusetts and Rhode Island. The transaction, which is subject to approval by regulatory authorities and the Company's shareholders, is expected to close in the second calendar quarter of 2004.

         The proposed transaction will be submitted to the Company's shareholders for their consideration. Webster and the Company filed with the SEC a registration statement, a preliminary proxy statement/prospectus and other relevant documents concerning the proposed transaction with the SEC. Shareholders of the Company are urged to read the registration statement and the proxy statement/prospectus and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill and other intangible assets for the nine months ended December 31, 2003 are as follows (in thousands):

                                                      CORE                        TOTAL
                                                    DEPOSIT     NON-COMPETE   IDENTIFIABLE
                                                   INTANGIBLE    INTANGIBLE    INTANGIBLE
                                GOODWILL             ASSET         ASSET         ASSETS
                               ----------          ----------    ----------    -----------
Balance at March 31, 2003      $   43,825          $    9,596    $      238    $     9,834
Recorded during the period             --                  --            --             --
Amortization expense                   --              (1,464)         (195)        (1,659)
Impairment recognized                  --                  --            --             --
                               ----------          ----------    ----------    -----------
Balance at December 31, 2003   $   43,825          $    8,132    $       43    $     8,175
                               ==========          ==========    ==========    ===========

Estimated amortization expense for fiscal years ended March 31:
 2004                                                                   $ 1,933    $ 238    $ 2,171
 2005                                                                     1,717       --      1,717
 2006                                                                     1,500       --      1,500
 2007                                                                     1,283       --      1,283
 2008                                                                     1,066       --      1,066
 After 2008                                                               2,097       --      2,097

         The components of identifiable intangible assets at December 31, 2003 are as follows (in thousands):

                                GROSS CARRYING    ACCUMULATED   NET CARRYING
                                    AMOUNT       AMORTIZATION      AMOUNT
                                --------------   ------------   ------------
Core deposit intangible asset   $       11,926   $      3,794   $      8,132
Non-compete intangible asset               520            477             43
                                --------------   ------------   ------------
                                $       12,446   $      4,271   $      8,175
                                ==============   ============   ============

(5) STOCK OPTION PLANS

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

                                                            FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                              ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                                            --------------------  -------------------
                                                              2003       2002       2003      2002
                                                            --------  ----------  --------  ---------
Net income as reported...................................   $  4,472  $    6,926  $ 16,654  $  17,007
Pro forma net income.....................................      4,393       6,819    16,418     16,687
Basic earning per share as reported......................       0.25        0.43      0.96       1.07
Diluted earnings per share as reported...................       0.24        0.41      0.95       1.03
Pro forma basic earnings per share.......................       0.24        0.42      0.95       1.05
Pro forma diluted earnings per share.....................       0.24        0.41      0.94       1.01

         The fair value of stock options was determined by using the trinomial option pricing model. No stock options have been granted since fiscal year 2001.

(6) IMPACT OF RECENT ACCOUNTING STANDARDS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 46-R, "Consolidation of Variable Interest Entities - Revised." FIN 46-R revises FIN 46, "Consolidation of Variable Interest Entities" which is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements." FIN 46-R provides guidance regarding the consolidation of special purpose entities, and removed uncertainty over whether FIN 46 required consolidation or deconsolidation of special purpose entities that issue trust preferred securities. FIN 46-R clarified that even those entities that issue trust preferred securities with call options must be deconsolidated. FIN 46-R is effective for financial statements for periods ending after December 15, 2003, with no requirement for restatement of previous periods. The Company adopted FIN 46-R on December 31, 2003, and therefore has deconsolidated its trust subsidiary as of that date. Adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires derivatives contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying event to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's Consolidated Financial Statements.

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

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106". SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised 2003), which is effective for financial statements with fiscal years ending after December 15, 2003, does not change the measurement or recognition of those plans required by SFAS No. 87, 88, and 106, but augments the disclosure requirements of the original SFAS No. 132 with additional disclosure requirements. The Company does not believe the adoption of SFAS No. 132 (revised 2003) will have a material impact on the Company's Consolidated Financial Statements.

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

                              RESULTS OF OPERATIONS

OVERVIEW

         Net income decreased $2.5 million, or 35%, to $4.5 million for the third quarter of fiscal year 2004 from $6.9 million for the third quarter of fiscal year 2003. Diluted earnings per share ("EPS") decreased 41% to $0.24 for the third quarter of fiscal year 2004 from $0.41 for the third quarter of fiscal year 2003. Income before income tax expense decreased $3.8 million, or 34%, to $7.5 million, the net result of a decrease in net interest income after provision for loan losses of $2.1 million, and increases in non-interest income of $3.0 million and non-interest expense of $4.6 million.

         For the first nine months of fiscal year 2004, net income was $16.7 million, a decrease of $353,000, or 2%, from $17.0 million for the first nine months of fiscal year 2003. Diluted EPS decreased 8% to $0.95 for the first nine months of fiscal year 2004 from $1.03 for the first nine months of fiscal year 2003. Income before income tax expense increased $277,000, or 1%, to $28.0 million, the net result of increases in net interest income after provision for loan losses of $658,000, non-interest income of $10.8 million, and non-interest expense of $11.2 million. Weighted average diluted shares outstanding increased 9% for the third quarter and 6% for the first nine months due primarily to 1.4 million of common shares issued for stock options exercised subsequent to the announcement of the agreement to merge with Webster.

         Return on average stockholders' equity was 8.45% for the third quarter of fiscal year 2004 and 10.90% for the first nine months of fiscal year 2004, compared to 14.78% and 13.01% for the respective periods of fiscal year 2003. Return on average assets was 0.72% for the third quarter of fiscal year 2004 and 0.86% for the first nine months of fiscal year 2004, compared to 1.08% and 0.93% for the respective periods of fiscal year 2003.

NET INTEREST INCOME

         Net interest income before provision for loan losses decreased $2.0 million, or 13%, to $13.7 million for the third quarter of fiscal year 2004 from $15.7 million for the third quarter of fiscal year 2003. The net interest rate spread and net interest margin were 2.20% and 2.40%, respectively, for the third quarter of fiscal year 2004, compared to 2.42% and 2.68%, respectively, for the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, net interest income before provision for loan losses increased $908,000, or 2%, to $45.3 million for the first nine months of fiscal year 2004 from $44.4 million for the first nine months of fiscal year 2003. The net interest rate spread and net interest margin were 2.29% and 2.53%, respectively, for the first nine months of fiscal year 2004, compared to 2.44% and 2.67%, respectively, for the first nine months of fiscal year 2003. The decreases in the net interest rate spread and net interest margin reflected declines in market interest rates, with reductions in the Company's interest yields on interest-earning assets, including the effects of reduced balances of mortgage loans held for sale, exceeding the reductions in its interest costs on interest-bearing liabilities.

         The following tables set forth certain information relating to the Company for the periods indicated. The annualized average yields and costs are derived by dividing annualized income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. Average balances are derived from the best available daily or monthly data, which management believes approximates the average balances computed on a daily basis. The yields and the costs include fees, premiums, and discounts which are considered adjustments to yields.

                                                                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                                   2003                                  2002
                                                   ------------------------------------  ------------------------------------
                                                                                AVERAGE                               AVERAGE
                                                      AVERAGE                    YIELD/    AVERAGE                     YIELD/
                                                      BALANCE       INTEREST      COST     BALANCE        INTEREST      COST
                                                   ------------   ------------  -------  ------------   ------------  -------
                                                                              (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
         mortgage loans held for sale (1)          $  1,477,895   $     19,907    5.39%  $  1,462,294   $     22,477    6.15%
      Investment securities (2)                         108,335            572    2.10         99,632          1,208    4.81
      Mortgage-backed securities (3)                    689,231          6,449    3.74        758,711          8,677    4.57
                                                   ------------   ------------    ----   ------------   ------------    ----
            Total interest-earning assets             2,275,461         26,928    4.73      2,320,637         32,362    5.58
                                                                  ------------    ----                  ------------    ----
     Noninterest-earning assets                         202,672                               214,077
                                                   ------------                          ------------
            Total assets                           $  2,478,133                          $  2,534,714
                                                   ============                          ============

Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                 $  1,355,791          5,317    1.56   $  1,130,902          6,397    2.24
      FHLB advances and other borrowings                720,909          7,910    4.37        959,654         10,275    4.25
                                                   ------------   ------------    ----   ------------   ------------    ----
            Total interest-bearing liabilities        2,076,700         13,227    2.53      2,090,556         16,672    3.16
                                                                  ------------    ----                  ------------    ----
     Noninterest-bearing liabilities (5)                190,930                               258,293
                                                   ------------                          ------------
            Total liabilities                         2,267,630                             2,348,849
     Stockholders' equity                               210,503                               185,865
                                                   ------------                          ------------
            Total liabilities and stockholders'
                equity                             $  2,478,133                          $  2,534,714
                                                   ============                          ============
Net interest rate spread(6)                                       $     13,701    2.20%                 $     15,690    2.42%
                                                                  ============    ====                  ============    ====
Net interest margin (7)                                                           2.40%                                 2.68%
                                                                                  ====                                  ====
Ratio of interest-earning assets to interest-
  bearing liabilities                                    109.57%                               111.01%
                                                   ============                          ============

                                                                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                                  2003                               2002
                                                    ---------------------------------   -------------------------------
                                                                              AVERAGE                           AVERAGE
                                                     AVERAGE                  YIELD/     AVERAGE                YIELD/
                                                     BALANCE      INTEREST     COST      BALANCE     INTEREST    COST
                                                    ---------------------------------   -------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Assets:
     Interest-earning assets:
      Loans receivable, net and
         mortgage loans held for sale (1)           $1,628,111   $   66,302      5.43%  $1,326,233   $ 64,920      6.53%
      Investment securities (2)                         93,644        2,053      2.92      126,135      4,476      4.71
      Mortgage-backed securities (3)                   661,282       18,901      3.81      753,920     27,617      4.88
                                                    ----------   ----------   -------   ----------   --------   -------
            Total interest-earning assets            2,383,037       87,256      4.88    2,206,288     97,013      5.86
                                                                 ----------   -------                --------   -------
     Noninterest-earning assets                        196,335                             220,253
                                                    ----------                          ----------
            Total assets                            $2,579,372                          $2,426,541
                                                    ==========                          ==========
Liabilities and Stockholders' Equity:
     Interest-bearing liabilities:
      Deposits (4)                                  $1,338,601       16,751      1.67   $1,149,734     21,253      2.45
      FHLB advances and other borrowings               815,749       25,176      4.11      889,959     31,339      4.67
                                                    ----------   ----------   -------   ----------   --------   -------
            Total interest-bearing liabilities       2,154,350       41,927      2.59    2,039,693     52,592      3.42
                                                                 ----------   -------                --------   -------
     Noninterest-bearing liabilities (5)               221,766                             213,376
                                                    ----------                          ----------
            Total liabilities                        2,376,116                           2,253,069
     Stockholders' equity                              203,256                             173,472
                                                    ----------                          ----------
            Total liabilities and stockholders'
                equity                              $2,579,372                          $2,426,541
                                                    ==========                          ==========
Net interest rate spread (6)                                     $   45,329      2.29%               $ 44,421      2.44%
                                                                 ==========   =======                ========   =======
Net interest margin (7)                                                          2.53%                             2.67%
                                                                              =======                           =======
Ratio of interest-earning assets to interest-
  bearing liabilities                                   110.62%                             108.17%
                                                    ==========                          ==========

------------------------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction mortgages in process, allowance for loan losses and includes non-performing loans.

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

PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses was $275,000 for the third quarter of fiscal year 2004, compared to $150,000 for the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, the provision for loan losses was $650,000, compared to $400,000 for the first nine months of fiscal year 2003. These provisions were based primarily on management's assessment of several key factors, including portfolio growth and composition changes, charge-offs, internal loan review classifications, and current economic conditions. For additional information on the amount of the allowance and the process for evaluating its adequacy, see "Financial Condition -- Asset Quality -- Allowance for Loan Losses."

NON-INTEREST INCOME

         Non-interest income increased $3.0 million, or 27%, to $14.0 million for the third quarter of fiscal year 2004 from $11.1 million for the third quarter of fiscal year 2003, due primarily to increases of $4.0 million in gain on sale of investment securities available for sale, and $793,000 in loan servicing income, partially offset by a decrease of $1.9 million in gain on sale of mortgage loans. For the first nine months of fiscal year 2004, non-interest income increased $10.8 million, or 39%, to $38.9 million from $28.1 million for the first nine months of fiscal year 2003, due primarily to increases of $4.5 million in gain on sale of investment securities available for sale, $3.2 million in gain on sale of mortgage loans, and $1.8 million in loan servicing income.

         The decrease in gain on sale of mortgage loans for the third quarter was due primarily to a lower volume of loans originated for sale, partially offset by changes in fair value of derivative instruments utilized in secondary market hedging activities, as required by SFAS No. 133, that resulted in an addition to the gain of $1.3 million for the third quarter of fiscal year 2004, compared to a reduction of $582,000 for the third quarter of fiscal year 2003. This $1.3 million addition to the gain in the third quarter of fiscal year 2004 reflected declines in commitments to originate mortgage loans for sale and commitments to sell mortgage loans. The increase in gain on sale of mortgage loans for the first nine months was due primarily to a higher volume of loans originated for sale, and changes in fair value of derivative instruments utilized in secondary market hedging activities that resulted in an addition to the gain of $388,000 for first nine months of fiscal year 2004, compared to a reduction of $420,000 for the first nine months of fiscal year 2003. In accordance with generally accepted accounting principles, the Company has not recognized $160,000 of unrealized gains as of December 31, 2003 on mortgage loans held for sale that are carried at the lower of cost or market value.

         The increase in loan servicing income for the third quarter of fiscal year 2004 was due primarily to a $1.2 million addition to the valuation allowance for mortgage servicing rights for the third quarter of fiscal year 2003. No valuation allowance adjustments were required for the third quarter of fiscal year 2004. The increase in loan servicing income for the first nine months was due primarily to a $1.4 million addition to the valuation allowance offset by a $1.2 million recovery for the first nine months of fiscal year 2004, compared to a $2.6 million addition to the valuation allowance for the first nine months of fiscal year 2003. The valuation allowance adjustments were based on estimated impairment due to a combination of actual payoff experience and prepayment forecasts for the applicable periods. The recovery in the second quarter of fiscal year 2004 resulted from an increase in the present value of the Company's mortgage servicing rights. Amortization of mortgage servicing rights totaled $903,000 for the third quarter of fiscal year 2004 and $2.5 million for the first nine months of fiscal year 2004, compared to $785,000 and $2.3 million for the respective periods of fiscal year 2003.

NON-INTEREST EXPENSE

         Non-interest expense increased $4.6 million, or 30%, to $20.0 million for the third quarter of fiscal year 2004 from $15.4 million for the third quarter of fiscal year 2003, due primarily to increases of $3.0 million in compensation and benefits and $1.4 million in other non-interest expense. For the first nine months of fiscal year 2004, non-interest expense increased $11.2 million, or 25%, to $55.7 million from $44.4 million for the first nine months of fiscal year 2003, due primarily to increases of $8.4 million in compensation and benefits and $2.5 million in other non-interest expense. The increase in non-interest expense for the third quarter was due primarily to expenses related to the pending acquisition by Webster totaling approximately $2.7 million. In addition, the increase in non-interest expense for the first nine months was due primarily to higher costs related to growth in mortgage originations, the net accounting impact of market price increases of FAB stock held by certain employee benefit plans, and higher employee health and pension plan costs.

INCOME TAXES

         Income tax expense decreased $1.3 million, or 31%, to $3.0 million for the third quarter of fiscal year 2004 from $4.3 million for the third quarter of fiscal year 2003. For the first nine months of fiscal year 2004, income tax expense increased $630,000, or 6%, to $11.3 million from $10.7 million for the first nine months of fiscal year 2003. The Company's effective tax rate increased to 40.4% for the first nine months of fiscal year 2004 from 38.6% for the first nine months of fiscal year 2003, due primarily to the effects of increased appreciation of FAB stock contributed to the ESOP that is not tax deductible.

                               FINANCIAL CONDITION

OVERVIEW

         Total assets increased $142.0 million, or 6%, to $2.556 billion at December 31, 2003 from $2.414 billion at March 31, 2003, due primarily to an increase of $153.5 million in loans receivable, net.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                  DECEMBER 31, 2003         MARCH 31, 2003
                                ---------------------   -----------------------
                                             PERCENT                  PERCENT
                                  AMOUNT     OF TOTAL     AMOUNT      OF TOTAL
                                ----------   --------   ----------   ----------
                                             (DOLLARS IN THOUSANDS)
Mortgage Loans:
   Residential                  $  660,357      46.20%  $  601,063        47.21%
   Commercial real estate          192,608      13.47      142,974        11.23
   Construction and land            66,165       4.63       61,698         4.85
                                ----------   --------   ----------   ----------
         Total mortgage loans      919,130      64.30      805,735        63.29
                                ----------   --------   ----------   ----------
Commercial Loans                   275,683      19.29      283,137        22.24
                                ----------   --------   ----------   ----------
Consumer Loans:
   Home equity lines               194,513      13.61      140,189        11.01
   Second mortgages                 31,505       2.20       32,914         2.58
   Other consumer loans              8,650       0.60       11,158         0.88
                                ----------   --------   ----------   ----------
         Total consumer loans      234,668      16.41      184,261        14.47
                                ----------   --------   ----------   ----------
      Total loans receivable     1,429,481     100.00%   1,273,133       100.00%
                                             ========                ==========
Less:
   Allowance for loan losses       (19,362)                (19,335)
   Undisbursed proceeds of
     construction mortgages
        in process                 (21,626)                (17,752)
   Purchase premium on
          loans, net                 2,522                   3,377
   Deferred loan origination
       costs, net                    3,767                   1,908
                                ----------              ----------
      Loans receivable, net     $1,394,782              $1,241,331
                                ==========              ==========

         Mortgage loan originations totaled $2.668 billion for the first nine months of fiscal year 2004, including $2.326 billion originated for sale of which $1.829 billion were originated by PMC. During this time, $2.492 billion of mortgage loans were sold in the secondary market, including $1.929 billion sold servicing released by PMC.

         Mortgage loans sold to others and serviced by the Bank on a fee basis under various agreements decreased $126.0 million, or 9%, to $1.286 billion at December 31, 2003 from $1.412 billion at March 31, 2003, due primarily to refinancing activity. Loans serviced for others are not included in the Consolidated Balance Sheets. Mortgage servicing rights, net of the valuation allowance, increased $1.8 million, or 30%, to $7.7 million at December 31, 2003, from $6.0 million at March 31, 2003. The valuation allowance related to the impairment of mortgage servicing rights decreased $1.0 million to $2.1 million at December 31, 2003, from $3.1 million at March 31, 2003, due to a valuation recovery of $1.2 million and a write-down of $1.2 million for permanent impairment, less an addition for estimated impairment of $1.4 million during the first nine months of fiscal year 2004. Mortgage servicing rights were 0.60% of loans serviced for others at December 31, 2003, compared to 0.42% at March 31, 2003.

         Balance sheet growth during the first nine months of fiscal year 2004 was primarily funded by increases of $98.5 million in FHLB advances and other borrowings, and $39.0 million in deposit balances. The 3% increase in deposits, to $1.466 billion at December 31, 2003, included increases in demand deposits of $27.7 million, or 5%, and savings deposits of $29.4 million, or 10%, partially offset by a decline in time deposits of $18.1 million, or 3%. The Company's demand and savings accounts, or core deposits, were 62.6% of total deposits at December 31, 2003, compared to 60.3% at March 31, 2003.

         Total stockholders' equity increased $36.0 million, or 19%, to $229.1 million at December 31, 2003, from $193.1 million at March 31, 2003. The increase was due primarily to $16.7 million in net income and increases of $24.8 million from common shares issued for stock options exercised, including related tax benefits, and $6.1 million from other stock-based employee benefit plans, partially offset by $6.4 million in dividends paid to stockholders and a $5.2 million decrease in the fair market value of available for sale securities, net of tax. Stockholders' equity to assets was 8.96% at December 31, 2003, compared to 8.00% at March 31, 2003. Book value per share increased to $12.30 at December 31, 2003 from $11.63 at March 31, 2003. Tangible book value per share increased to $9.51 at December 31, 2003 from $8.40 at March 31, 2003.

ASSET QUALITY

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). The Company ceases to accrue interest on loans 90 days or more past due and charges off all accrued interest. Foregone interest on non-accrual loans was $117,000 for the three months ended December 31, 2003 and $136,000 for the nine months ended December 31, 2003.

                                                                        DECEMBER 31,      MARCH 31,
                                                                            2003            2003
                                                                        -------------   -------------
                                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to-four family..............................................   $         982   $       1,699
     Commercial real estate..........................................           7,643              96
                                                                        -------------   -------------
          Total mortgage loans.......................................           8,625           1,795
                                                                        -------------   -------------
  Commercial loans...................................................           1,065           1,388
                                                                        -------------   -------------
  Consumer loans:
     Second mortgages................................................              97             107
     Other consumer loans............................................              20              15
                                                                        -------------   -------------
          Total consumer loans.......................................             117             122
                                                                        -------------   -------------
          Total non-accrual loans....................................           9,807           3,305
REO, net (1).........................................................             140             194
                                                                        -------------   -------------
          Total non-performing assets................................   $       9,947   $       3,499
                                                                        =============   =============

Allowance for loan losses as a percent of loans (2)..................            1.37%           1.53%
Allowance for loan losses as a percent of non-performing loans (3)...             197%            585%
Non-accrual loans as a percent of loans (2)(3).......................            0.69%           0.26%
Non-performing assets as a percent of total assets...................            0.39%           0.14%

--------------------------
(1)      REO balances are shown net of related valuation allowances.

(2) Loans includes loans receivable, net, excluding allowance for loan losses.

(3) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

         The increase of $6.4 million in non-performing assets during the first nine months of fiscal year 2004 was due primarily to one non-delinquent commercial real estate loan placed on non-accrual status during the third quarter of fiscal year 2004 based on the Company's uncertainty that it will collect all amounts due under the terms of the loan.

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

         The allowance for loan losses totaled $19.4 million at December 31, 2003, compared to $19.3 million at March 31, 2003. The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                          ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                                         ---------------------   ---------------------
                                                           2003        2002        2003        2002
                                                         ---------   ---------   ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period........................   $  19,318   $  19,321   $  19,335   $  19,237
Provision for loan losses.............................         275         150         650         400
                                                         ---------   ---------   ---------   ---------
Charge-offs:
   One-to-four family mortgage loans..................           -         (60)        (63)        (70)
   Commercial loans...................................        (191)       (117)       (489)       (203)
   Consumer Loans:
      Home equity lines...............................          (5)         (8)        (16)        (31)
      Other consumer..................................         (38)        (30)        (87)        (81)
                                                         ---------   ---------   ---------   ---------
             Total                                            (234)       (215)       (655)       (385)
Recoveries............................................           3          11          32          15
                                                         ---------   ---------   ---------   ---------
Balance at end of period..............................   $  19,362   $  19,267   $  19,362   $  19,267
                                                         =========   =========   =========   =========
Ratio of net charge-offs during the period to
   average loans outstanding during the period........        0.06%       0.07%       0.06%       0.04%

         Management was influenced by several key factors as a basis for the level of the Company's provisions for loan losses, which resulted in the changes to the provision of loan losses and the allowance for loan losses during the past year. Although the Company's non-performing loans and charge-offs have remained low, there has been a shift in the composition of the loan portfolio at December 31, 2003 as compared to December 31, 2002. The residential mortgage portfolio has increased due primarily to the origination and retention of certain adjustable-rate and fixed-rate mortgage loans with terms of 15 years or less, and high refinancing activity reflecting the low fixed rate environment. The commercial and consumer loan portfolios have also continued to show significant growth. Commercial and consumer loans bear a higher degree of risk than the one-to-four family mortgage loans that make up substantially all of the Company's residential portfolio. Management also considered internal loan review classifications and current economic conditions, including unemployment rates in the Company's key market area of southeastern New England, which could have an adverse affect on asset quality and result in higher non-performing loans and charge-offs.

         The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at December 31, 2003, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

         The following table sets forth the Company's estimated NPV and NPV ratios as of December 31, 2003 and March 31, 2003, as calculated by the Company.

                        DECEMBER 31, 2003                  MARCH 31, 2003
                 -------------------------------   -------------------------------
  CHANGE IN      ESTIMATED               NPV       ESTIMATED               NPV
INTEREST RATES      NET              SENSITIVITY      NET              SENSITIVITY
   IN BASIS      PORTFOLIO    NPV      IN BASIS    PORTFOLIO    NPV      IN BASIS
    POINTS         VALUE     RATIO      POINTS       VALUE     RATIO      POINTS
--------------   ---------   -----   -----------   ---------   -----   -----------
                                      (DOLLARS IN THOUSANDS)
     300         $ 127,765    5.22%         (223)  $ 179,199    7.57%          123
     200           154,324    6.19          (126)    181,195    7.54           120
     100           177,459    6.99           (47)    172,562    7.09            75
  Unchanged        192,344    7.46            --     155,172    6.34            --

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

         The Bank's most liquid assets are cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2003, cash, short-term investments, mortgage loans held for sale, investment securities available for sale, and mortgage-backed securities available for sale totaled $933.3 million, or 36.5% of total assets.

         The Bank has other sources of liquidity if a need for additional funds arises, including a $25.0 million FHLB secured line of credit, FHLB advances, and other borrowings. At December 31, 2003, the Bank had $800.6 million in advances outstanding from the FHLB and other borrowings, and an additional borrowing capacity from the FHLB of $197.2 million including the $25.0 million line of credit. At December 31, 2003, the portfolio of putable FHLB advances and putable reverse repurchase agreements totaled $407.5 million, with an average effective interest rate of 4.50%, and an average life to maturity and estimated average life of 5.9 years. The estimated average life calculated by the Bank may or may not mirror the counter-party's actual decision to exercise its option to terminate the advances. The FHLB is required by regulation to offer replacement funding to the Bank if the FHLB terminates a putable advance prior to the maturity date of the advance, provided that the Bank is able to satisfy the FHLB's normal credit and collateral requirements. Such replacement funding would be for the remaining maturity of the putable advance, and at a market interest rate or a predetermined interest rate agreed upon between the Bank and the FHLB.

         At December 31, 2003, the Company deconsolidated Capital Trust II. Capital Trust II had $10.0 million of 11.695% trust preferred securities outstanding, with an average interest cost of 10.29%, that mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010.

         At December 31, 2003, the Bank had commitments to originate loans and unused outstanding lines of credit and undistributed balances of construction loans totaling $387.8 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate of deposit accounts scheduled to mature in less than one year from December 31, 2003 totaled $400.9 million. Based on its prior experience and other factors, the Bank currently expects that it will retain a majority of maturing certificate accounts.

         At December 31, 2003, the consolidated capital to total assets ratio of the Company was 8.59%. During fiscal year 2004, the Company paid a quarterly cash dividend to stockholders of $0.10 per share in the first quarter and $0.13 per share in the second and third quarters, and announced the declaration of a cash dividend of $0.13 per share to stockholders for payment in the fourth quarter. The Company's primary sources of funding for dividends, and payments for periodic stock repurchases, have been dividends from the Bank and proceeds from exercises of employee stock options. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

         As of December 31, 2003, the Company had repurchased 360,616 shares of Company stock at an average price of $7.09 per share, or 56% of the 640,056 shares authorized for repurchase under the Company's seventh stock repurchase program announced on September 29, 2000. There was no stock repurchase activity during the first nine months of fiscal year 2004. The Company has repurchased 4,973,806 shares since May 15, 1998.

         At December 31, 2003, the Bank exceeded all of its regulatory capital requirements. The Bank's Tier 1 core capital of $159.7 million, or 6.42% of total adjusted assets, was above the required level of $99.6 million, or 4.0%; risk-based capital of $170.8 million, or 11.69% of risk-weighted assets, was above the required level of $116.9 million or 8.0%, and Tier 1 risk-based capital of $159.7 million, or 10.59% of risk-weighted assets, was above the required level of $58.4 million or 4.0%. The Bank also continued to exceed the regulatory capital requirements for designation as a "well capitalized" institution under the OTS prompt corrective action regulations of 5.0% for Tier 1 core capital, 10.0% for risk-based capital and 6% for Tier 1 risk-based capital. The Trust Company is subject to similar regulatory capital requirements, and exceeded all of its capital requirements at December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See the Section of Item 2 captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Market Risk and Management of Interest-Rate Risk" for quantitative and qualitative information about market risk and its potential effect on the Company.

ITEM 4. CONTROLS AND PROCEDURES.

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In the normal course of the Company's business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

         In January 2003, a claim was filed against the Trust Company, of which the Company owns a 65% equity interest, seeking recovery of approximately $1 million in unidentifiable damages resulting from the foreclosure of a property the mortgage of which was held by an account holder of the Trust Company. During the third quarter of fiscal year 2004, the claim was settled without the Trust Company incurring any expenses or losses in connection with the action.

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

               2.1 Agreement and Plan of Merger by and among Webster Financial Corporation and FIRSTFED AMERICA BANCORP, INC. (1)

               3.1 Certificate of Incorporation of FIRSTFED AMERICA BANCORP, INC. (2)

               3.2  Bylaws of FIRSTFED AMERICA BANCORP, INC. (3)

               4.0  Stock Certificate of FIRSTFED AMERICA BANCORP, INC. (2)

               10.1 Employment Agreement by and between Robert F. Stoico,
                    FIRSTFED AMERICA BANCORP, INC., First Federal Bank of America and Webster Financial Corporation (filed herewith)

               10.2 Employment Agreement by and between Edward A. Hjerpe, III,
                    FIRSTFED AMERICA BANCORP, INC., First Federal Bank of America and Webster Financial Corporation (filed herewith)

               10.3 Employment Agreement by and between Kevin J. McGillicuddy,
                    FIRSTFED AMERICA BANCORP, INC., First Federal Bank of America and Webster Financial Corporation (filed herewith)

               10.4 Employment Agreement by and between Frederick R. Sullivan,
                    FIRSTFED AMERICA BANCORP, INC., First Federal Bank of America and Webster Financial Corporation (filed herewith)

               10.5 Employment Agreement by and between Terrence M. Tyrrell,
                    FIRSTFED AMERICA BANCORP, INC., First Federal Bank of America and Webster Financial Corporation (filed herewith)

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

-------------------------
(1) Incorporated by reference into this document from the Exhibit to the Form 8-K filed by Webster Financial Corporation (Commission File Number 001-31486) on November 4, 2003.

(2) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on September 27, 1996, Registration No. 333-12855.

(3) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.


b)   Reports on Form 8-K

     A current report on Form 8-K was filed on October 9, 2003, attaching a press release dated October 7, 2003 announcing that the Company had reached a definitive agreement to be acquired by Webster Financial Corporation and certain other information regarding the Merger.

     A current report on Form 8-K was filed on November 5, 2003 that incorporated by reference the Agreement and Plan of Merger to the Current Report on Form 8-K filed by Webster Financial Corporation on November 4, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRSTFED AMERICA BANCORP, INC.
                                    Registrant

Date: February 12, 2004             /s/ Robert F. Stoico
                                    --------------------------------
                                    Robert F. Stoico
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

Date: February 12, 2004             /s/ Edward A. Hjerpe, III
                                    --------------------------------
                                    Edward A. Hjerpe, III
                                    Executive Vice President, Chief
                                    Operating Officer and Chief
                                    Financial Officer
                                    (Principal Accounting and Financial Officer)